Form 10-K
period 2022-12-31
HANOVER INSURANCE GROUP, INC.
filed 2023-02-23
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of June 30, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5,167,007,381.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 35,604,942 shares as of February 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2023 Annual Meeting of Shareholders to be held May 9, 2023 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. We trace our roots to as early as 1852, when The Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services. We market our products and services through independent agents and brokers in the United States (“U.S.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former accident and health insurance business.

INFORMATION ABOUT OPERATING SEGMENTS

GENERAL

We conduct our business operations through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Interest expense related to our corporate debt is reported separately from the earnings of these operating segments. In our Core Commercial, Specialty and Personal Lines segments, we underwrite our insurance products through Hanover Insurance, Citizens and other THG subsidiaries. We distribute them through select independent agents and brokers throughout the U.S. Our Other segment is comprised primarily of business from Opus Investment Management, Inc. ("Opus") and earnings and expenses related to our holding company. During the first quarter of 2022, we disaggregated our former Commercial Lines segment into Core Commercial and Specialty segments. Prior periods reflect this new presentation. This presentation is consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

Our agency and customer-centric strategy focuses on providing specialized insurance products and services with an emphasis on disciplined underwriting and pricing, quality claims handling and customer service. We continue to prudently grow and diversify our product offerings and geographic business mix to strengthen our position as one of the top property and casualty insurers focused on the independent agency distribution channel in the U.S. In 2022, we generated approximately $5.5 billion in net premiums written, an increase of 9.7% from the prior year.

Information with respect to each of our segments is included in "Results of Operations - Segments" in Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") and in Note 12 - "Segment Information" in the Notes to Consolidated Financial Statements.

RISKS

The industry’s and our profitability are significantly affected by numerous factors, including price; competition; volatile and unpredictable developments, such as weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; attorney involvement in claims matters; size of jury awards; civil unrest; acts of terrorism; fluctuations in interest rates and the value of investments; and other general economic conditions and trends, such as potential recessionary pressures and inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns are impacted by the capital markets and current economic conditions, which affect our liquidity, realized losses and impairments, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Persistent supply chain disruptions emerging from the COVID-19 pandemic (“Pandemic”) and significant inflation in the U.S. economy, along with other factors outside our control, have resulted in higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other Pandemic uncertainties persist, including evolving driving patterns and court caseload backlogs. The severity, duration and long-term effects of such uncertainties described above may, however, affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Core Commercial

Our Core Commercial segment generated $2.1 billion, or 37.5%, of consolidated operating revenues and $2.0 billion, or 36.5%, of net premiums written, for the year ended December 31, 2022.

The following table provides net premiums written by line of business for our Core Commercial segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2022	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$1,011.5	50.6%
Workers' compensation	394.8	19.7
Commercial automobile	353.1	17.7
Other core commercial	240.5	12.0
Total	$1,999.9	100.0%

We divide Core Commercial into two distinct businesses, small commercial and middle market, both of which focus on account business.

Our Core Commercial product suite provides agents and customers with products designed for small and mid-sized businesses. Small commercial offerings, which generally include annual premiums of $50,000 or less, deliver value through product expertise, local presence and ease of doing business. Middle market accounts, with annual premiums generally in the range of $50,000 to $500,000, require greater underwriting and claim expertise, as well as a focus on industry segments.

Core Commercial coverages include:

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

Other core commercial coverage includes monoline general liability, commercial umbrella and monoline property.

Our strategy in Core Commercial is focused on strengthening and expanding our market reach through differentiated product offerings, industry segmentation, and franchise value through selective distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more account placements in our small commercial and middle market businesses. In small commercial, we have gained significant momentum with the launch of TAP Sales, our new agent quote-and-issue platform, making it easier and more efficient for our agents to do business with us, leveraging our agency analytics capabilities, comprehensive service center offering, and full suite of digital self-service tools. In middle market, we maintained our focus on specialized industry segments, a key area of market differentiation. We continued to grow our most profitable industry segments, including technology, human services and financial institutions, taking a measured approach in more challenging segments. We also capitalized on the strength of our localized field structure, creating a competitive advantage in sourcing new business, as well as our robust claims and risk management capabilities.

We believe our small commercial capabilities and distinctiveness in the middle market, including our diversified portfolio of products, enable us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Specialty

Our Specialty segment generated $1.3 billion, or 22.5%, of consolidated operating revenues and $1.2 billion, or 22.7%, of net premiums written, for the year ended December 31, 2022.

The following table provides net premiums written by line of business for our Specialty segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2022	Written	% of Total
(in millions, except ratios)
Professional and Executive Lines	$410.5	33.0%
Specialty Property & Casualty	402.1	32.3
Marine	360.2	29.0
Surety and Other	70.9	5.7
Total	$1,243.7	100.0%

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized products that are organized into four distinct divisions:

Professional and Executive Lines coverage is primarily composed of professional, management, and medical liability, which provides protection for directors, officers and other employees of companies that may be sued in connection with their performance, and errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices liability.

Specialty Property & Casualty is comprised of:

•
Hanover Programs business which offers coverage to markets where there are specialty underwriting or risk management needs related to groups of similar businesses;
•
Hanover Specialty Industrial business which provides property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and fire and allied lines coverages;
•
Excess & Surplus business that includes non-admitted general liability and property coverage to risks outside of the appetite of standard commercial lines; and,
•
Specialty General Liability encompasses admitted coverages for higher hazard liability risks.

Marine coverage includes inland and ocean marine, and insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art and other valuables.

Surety and Other includes coverage for construction and other firms, as well as sole proprietors in the event of claims for non-performance or non-payment, and commercial surety coverage related to fiduciary or regulatory obligations.

We have continued to invest in our Specialty businesses, refining our broad product offering, focusing on the lower end of the risk and account-sized spectrum, leveraging our highly regarded service center, which has been, and we expect will continue to be, a critical growth lever for us. We have successfully developed a robust, diversified and profitable Specialty segment that we believe represents a distinct competitive advantage, with eight dedicated businesses and 17 distinct product areas.

We believe that this distribution of Specialty products, primarily through retail agents supplemented by select specialists helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Personal Lines

Our Personal Lines segment generated $2.2 billion, or 39.7%, of consolidated operating revenues and $2.2 billion, or 40.8%, of net premiums written, for the year ended December 31, 2022.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2022	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,317.2	59.0%
Homeowners and Other	915.7	41.0
Total	$2,232.9	100.0%

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property.

Homeowners and other personal lines coverages insure individuals for losses related to:

•
residences and personal property, such as those caused by fire, wind, hail, water damage (excluding flood), theft and vandalism;
•
liability claims by a third-party for bodily injury and/or property damage experienced at residences; and,
•
personal umbrella, inland marine (jewelry, art, etc.), fire, personal watercraft, personal cyber and other miscellaneous coverages.

Our strategy in Personal Lines is to provide account–oriented business (i.e., writing both an insured’s automobile and homeowners insurance, along with other Personal Lines coverages when applicable) through select independent agents, with a focus on increasing geographic diversification. The market for our Personal Lines business is very competitive, with continued pressure on independent agents from direct insurance writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on working with high quality, value-added agents that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives). We are focused on making business investments that are intended to help us maintain profitability, build a distinctive position in the market, deliver value to agents and customers, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high-potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our geographic mix beyond our largest historical core states of Michigan and Massachusetts. We expect these efforts to decrease our risk concentrations and our dependency on these states, as well as to contribute to improved profitability over time.

Other

The Other segment primarily includes Opus, which provides investment advisory services to affiliates and also manages approximately $2.0 billion of assets for unaffiliated institutions, such as insurance companies, retirement plans and foundations. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; our run-off voluntary property and casualty pools business; and our run-off direct asbestos and environmental business.

MARKETING AND DISTRIBUTION

We serve a variety of standard, specialty and targeted industry markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, our business is currently comprised of approximately 41% Personal Lines, 36% Core Commercial, and 23% Specialty. Core Commercial, including our small and middle market businesses, Personal Lines and the majority of our Specialty business distribute our products primarily through a network of independent agents.

Core Commercial, Specialty and Personal Lines

Our Core Commercial, Specialty and Personal Lines independent agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2022, we wrote 19.7% of our Core Commercial, Specialty and Personal Lines business in Michigan and 8.6% in Massachusetts. Our localized field management structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 35 local offices across 23 states. The majority of processing support for these locations is provided from our Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut offices.

Independent agents account for substantially all of the sales of our Core Commercial and Personal Lines property and casualty products, and the majority of our Specialty products. However, some Specialty business, such as Hanover Programs, is also distributed through managing general agents or wholesale distributors who have expertise in the industries served or products offered. We appoint agencies based on profitability, track record, financial stability, growth potential, professionalism and business strategy. Once appointed, we monitor their performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products, or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia (“D.C.”). Throughout the U.S., we actively market Core Commercial and Specialty policies in 40 states and D.C., and Personal Lines policies in 20 states.

The following table provides our top Core Commercial, Specialty and Personal Lines geographical markets based on total net premiums written in each state in 2022.

YEAR ENDED DECEMBER 31, 2022	Core Commercial		Specialty		Personal Lines		Total
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$109.3	5.5%	$51.1	4.1%	$917.6	41.1%	$1,078.0	19.7%
Massachusetts	156.5	7.8	57.2	4.6	257.3	11.5	471.0	8.6
New York	148.2	7.4	98.9	7.9	138.5	6.2	385.6	7.0
California	229.2	11.5	156.2	12.6	—	—	385.4	7.0
Illinois	106.6	5.3	53.0	4.3	133.5	6.0	293.1	5.3
Texas	158.0	7.9	120.1	9.7	—	—	278.1	5.1
New Jersey	110.2	5.5	49.0	3.9	84.0	3.8	243.2	4.4
Connecticut	48.4	2.4	17.5	1.4	135.7	6.1	201.6	3.7
Georgia	74.1	3.7	38.5	3.1	71.0	3.2	183.6	3.4
Virginia	66.2	3.3	35.3	2.8	40.2	1.8	141.7	2.6
Maine	54.7	2.7	16.6	1.3	57.5	2.6	128.8	2.4
Pennsylvania	49.2	2.5	30.9	2.5	47.0	2.1	127.1	2.3
Wisconsin	43.8	2.2	23.2	1.9	58.2	2.6	125.2	2.3
Indiana	41.6	2.1	24.5	2.0	37.2	1.7	103.3	1.9
Tennessee	29.6	1.5	26.2	2.1	47.5	2.1	103.3	1.9
Minnesota	68.4	3.4	28.4	2.3	—	—	96.8	1.8
North Carolina	58.3	2.9	37.6	3.0	0.6	—	96.5	1.8
Ohio	23.5	1.2	23.9	1.9	43.1	1.9	90.5	1.6
Florida	38.9	1.9	47.5	3.8	—	—	86.4	1.6
New Hampshire	35.3	1.8	11.4	0.9	38.8	1.7	85.5	1.5
Other	349.9	17.5	296.7	23.9	125.2	5.6	771.8	14.1
Total	$1,999.9	100.0%	$1,243.7	100.0%	$2,232.9	100.0%	$5,476.5	100.0%

We manage our Core Commercial and Specialty business portfolio with a focus on growth from the most profitable industry segments within our underwriting expertise. Our Core Commercial business is generally comprised of several complementary commercial lines of business, consisting of small and middle market accounts, which include targeted industry segments. Additionally, in our Specialty segment, we have multiple specialty lines of business. We seek to maintain strong agency relationships as an approach to secure and retain our agents’ best accounts. We monitor the quality of our business written through ongoing quality reviews, accountability for which is shared at the local, regional and corporate levels.

We manage our Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 88% of our policies in force are account business. Approximately 53% of our Personal Lines net premiums written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2022, we underwrite approximately 7% of the state’s total market.

Approximately 64% of our Michigan Personal Lines net premium written is in the personal automobile line and 33% is in the homeowners line. Michigan business represents approximately 45% of our total personal automobile net premiums written and approximately 37% of our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies, with approximately $2.3 million of total direct premiums written, per agency, in 2022.

In addition, in 2019, Michigan enacted major reforms of its system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing the transition to the reformed system and expect to navigate this market successfully. As of December 31, 2022, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For the full year 2022, net premiums written that were attributable to PIP coverage in Michigan were $141.6 million, or 2.6% of our total company full year 2022 net premiums written, while Michigan personal automobile net premiums written represented 10.7% of our total company full year 2022 net premiums written. See also “Risk Factors” in Part I – Item 1A.

Approximately 65% of our Massachusetts Personal Lines net premium written is in the personal automobile line and 31% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils and our other strong agency relationships provide market and operational feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

Other

With respect to our Other segment, we market our third-party investment advisory services directly through Opus.

PRICING AND COMPETITION

The property and casualty insurance industry is a very competitive market. In our Core Commercial, Specialty and Personal Lines segments, we market and distribute through independent agents and brokers, and compete for business on the basis of product, price, agency and customer service, local relationships, ratings and effective claims handling, among other things. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers, and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, enable us to differentiate ourselves and compete more effectively. Our broad product offerings in Core Commercial and Specialty and total account strategy in Personal Lines are instrumental to our ability to capitalize on these relationships and improve profitability.

We seek to achieve targeted combined ratios in each of our product lines. Targets vary by product and geography and change with market conditions. The targeted combined ratios reflect competitive market conditions, investment yield expectations, our loss payout patterns and target returns on equity. This approach is intended to enable us to achieve measured growth and consistent profitability.

For all major product lines in the Core Commercial, Specialty and Personal Lines segments, we employ pricing teams that produce exposure and experience-based rating models, some of which require regulatory approval, to support underwriting and pricing decisions. In addition, we seek to utilize our understanding of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of staff in the local branch offices. Since we maintain a strong local presence in many regions and a significant market share in a number of states, we can better apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, including prior loss experience, past driving records and, where permitted, credit histories.

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

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys to manage our claims. Our property and casualty operations have both virtual and field claims adjusters located throughout the states and regions in which we do business. Claims staff members often work closely with the independent agents who bound the policies under which coverage is claimed. Claims adjusting staff are supported by general adjusters for large property and casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and automobile injury cases. Additionally, the claims staff are supported by staff attorneys who specialize in litigation defense and claim settlements. We have a catastrophe response team to assist policyholders impacted by severe weather events. This team mobilizes quickly to impacted regions, often in advance for a large tracked storm, to support our local claims adjusters and facilitate a timely response to resulting claims. We also maintain a special unit that investigates suspected insurance fraud and abuse. We utilize claims processing technology, such as customer self-service applications and photo analytics technology, that enables most of the smaller and more routine Personal Lines claims to be processed at centralized locations.

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

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of proportional and non-proportional reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified risk); specific excess and proportional treaty reinsurance (to limit exposure on individual policies or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual policy). Our proportional reinsurance consists of quota share reinsurance agreements and our non-proportional reinsurance includes excess of loss and stop loss reinsurance agreements.

Catastrophe reinsurance is designed to protect us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, riots, flood and terrorism. We determine the appropriate amount of reinsurance based on our evaluation of the risks insured, exposure analyses prepared by advisors, our risk appetite and market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2023, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2023. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

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

Our 2023 reinsurance program for our Core Commercial, Specialty and Personal Lines segments is fundamentally similar to our 2022 program. The following discussion summarizes both our 2022 and 2023 reinsurance programs for our Core Commercial, Specialty and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•
Our Core Commercial, Specialty and Personal Lines segments are primarily protected by a property catastrophe occurrence excess of loss reinsurance treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $3 million, and $2 million, respectively.
•
The property catastrophe occurrence excess of loss reinsurance policy provides coverage, on an occurrence basis, up to $1.3 billion, less a $200 million retention, with no co-participation, for all defined perils. For occurrences from $1.3 billion to $1.45 billion, we have coverage for 33% of losses where losses are not covered by the catastrophe bond, discussed further below. In the event the catastrophe bond is utilized, this additional $150 million in limit (33% placed) is available above $1.45 billion. Additionally, effective July 1, 2022 we chose not to renew our reinsurance coverage for aggregate catastrophe losses.
•
The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $3 million retention, with a co-participation for the second half of 2022 and the first half 2023 of 57.5% for reinsurance placed in the $3 million to $5 million layer, 9.65% for reinsurance in the $5 million to $12.5 million layer, 17.6% in the $12.5 million to $25 million layer, and no co-participation for reinsurance layers placed between $25 million and $100 million. Effective July 2022, there is no annual aggregate deductible within the property per risk excess of loss treaty.
•
In 2022, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with a co-participation of 13.5% in the $2 million to $5 million layer, and no co-participation for reinsurance layers placed between $5 million and $75 million.

•
For 2022 and 2023, Core Commercial and Specialty segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the Specialty segment's surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $40 million, less a $7.5 million retention, with no co-participation.
•
In addition to certain layers of coverage discussed above, within our Specialty segment, our Specialty P&C business also includes surplus share, quota share, excess of loss, stop loss, facultative and other forms of reinsurance that cover the writings from Hanover Programs. There are a variety of different programs, and the reinsurance structure is generally customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe occurrence excess of loss treaty in July 2023 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. Our 2023 casualty excess of loss treaty is effective January 1, 2023.

During 2021, we entered into an agreement to transfer our Excess and Casualty Reinsurance Association (“ECRA”) pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations, which were written during the period 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. This transaction had no significant impact on our results of operations.

Catastrophe Bonds

Effective July 1, 2022, we secured new catastrophe protection through a per occurrence excess of loss reinsurance agreement with Commonwealth Re Ltd. ("Commonwealth Re"), an independent company, licensed as a Special Purpose Insurer in Bermuda. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Commonwealth Re issued notes (generally referred to as “catastrophe bonds”) to investors in amounts totaling $150.0 million, consistent with the amount of coverage provided under the reinsurance agreement as described below. The proceeds were deposited in a reinsurance trust account.

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

Terrorism

As a result of the continuing threat of terrorist attacks, the insurance industry maintains a high level of focus with respect to the potential for losses caused by terrorist acts. Insured losses may encompass people, property and business operations covered under workers’ compensation, commercial multiple peril and other commercial lines policies, in both our Core Commercial and Specialty lines, as well as Personal Lines policies. In certain cases, such as workers’ compensation, we are not able to exclude coverage for these losses, either because of regulatory requirements or competitive pressures. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies. We continually evaluate the potential effect of these low frequency, but potentially high severity, events in our overall pricing and underwriting plans, especially for policies written in major metropolitan areas.

Although certain terrorism-related risks embedded in our Core Commercial, Specialty and Personal Lines are covered under the existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate reinsurance treaties (see “Reinsurance – Reinsurance Program Overview” above for additional information), private sector catastrophe reinsurance is limited or unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, the industry’s primary reinsurance protection against large-scale terrorist attacks in the U.S. is provided through a federal program that provides compensation for insured losses resulting from acts of terrorism.

The Terrorism Risk Insurance Act of 2002 first established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other commercial lines policies in both our Core Commercial and Specialty segments for direct written policies. The Program will expire in December 2027. All commercial property and casualty insurers are required to participate in the Program. Under the Program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal government for a portion of its aggregate losses. The Program does not cover losses in surety within Specialty, Personal Lines or certain other lines of business.

As required by the Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss event to be reinsured under the Program, the loss event must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from events which do not qualify or are not so certified will not receive the benefit of the Program. Such losses may be deemed covered losses under the insured’s policy whether or not terrorism coverage was purchased. Further, under the Terrorism Risk Insurance Program Reauthorization Act of 2019, our share of U.S. domestic losses in 2022 from such events, if deemed certified terrorist events, would have been limited to 20% of losses in excess of an approximate $501 million deductible, which represented 18.4% of year-end 2021 statutory policyholder surplus of our insurers, and, is estimated to be $555 million in 2023, representing 20.6% of 2022 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements, which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $893.5 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2022, $883.0 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association that reinsures claims that arise under Michigan’s unlimited personal injury protection coverage, which is one of the available coverage options under Michigan’s no-fault automobile insurance statute. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $600,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited PIP benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 54% and 57% of our total personal automobile gross reserves at December 31, 2022 and 2021, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2022, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In 2021, the MCCA Board voted unanimously to return approximately $3.0 billion of its estimated surplus to policyholders through its member insurance companies. This action occurred because the association’s surplus was deemed to have increased beyond a level necessary to cover its expected losses and expenses. Since policyholders are the ultimate payers of the MCCA premium, this return of MCCA surplus was passed through to policyholders. The refund was paid to policyholders and was recorded as a refund of premium transaction in our financial statements, reducing both direct written premium and ceded written premium. There was no effect on net written premium or net earned premium. The total amount of the refund was approximately $183.2 million, comprised of $179.1 million for personal automobile and $4.1 million for commercial automobile policyholders.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements, we had $1,071.0 million of reinsurance assets due from traditional reinsurers as of December 31, 2022. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agencies. In certain instances, for example in our Hanover Programs business, we also require, from the reinsurer, a deposit of assets in trust, letters of credit or other acceptable collateral in order to support balances due from reinsurers that provide reinsurance only on a collateralized basis.

The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2022, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A+	$177.6
Berkshire Hathaway Inc. (Transatlantic Reinsurance Co. and General Reinsurance Corp)	A++	127.5
Lloyd's Syndicates	A	110.7
Swiss Re Ltd.	A+	88.4
Toa Reinsurance Company Ltd.	A	77.8
Munich Reinsurance Companies	A+	71.7
Societe De Groupe D' Assurance Mut Covea (Partner Reinsurance Company of the U.S.)	A+	41.3
Axis Capital Holding Limited	A	36.7
Atlantic Gateway	(1)	23.8
Allianz SE	A+	22.0
Subtotal		777.5
All other reinsurers		293.5
Residual markets, facilities, and pooling arrangements		893.5
Total		$1,964.5

(1) No AM Best rating available. Reinsurance recoverable fully collateralized by assets in trust.

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us, and are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available through the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers.

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. In addition, from time to time, insurers and reinsurers may disagree on the scope of the reinsurance or on the underlying insured risks. Any of these events would increase our costs and could have a material adverse effect on our business.

We have established a reserve for uncollectible reinsurance of $7.9 million as of December 31, 2022, or 0.4% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2022 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Core Commercial, Specialty and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P Global of “A” or better, or an equivalent financial strength, if not rated. In addition, for lower rated or non-rated reinsurers, we customize collateral and restrict participation to effectively manage counterparty risk, with review and approval required by the counterparty credit committee.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, Texas, North Carolina or New York, or a large wildfire event affecting California, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in loss costs of $24.3 million in 2022. As a result of the aforementioned Michigan automobile reform that was effective July 2021, there is increased uncertainty regarding its impact on our future MAC facility loss costs. There were no other mandatory residual market mechanisms that were significant to our 2022 results of operations.

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

The following table reconciles reserves determined in accordance with accounting practices prescribed or permitted by insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles (“GAAP”). The primary difference between the Statutory reserves and our GAAP reserves is the requirement, on a GAAP basis, to present reinsurance recoverables as an asset, whereas Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables. We do not use discounting techniques in establishing GAAP reserves for property and casualty losses and LAE.

DECEMBER 31	2022	2021	2020
(in millions)
Statutory reserve for losses and LAE	$5,371.0	$4,862.3	$4,490.4
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,748.6	1,693.8	1,641.6
Statutory reserves for discontinued accident and health business	(118.3)	(117.9)	(116.2)
Other	11.3	9.4	8.2
GAAP reserve for losses and LAE	$7,012.6	$6,447.6	$6,024.0

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former accident and health insurance business. This discontinued accident and health business includes interests in 22 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $119.1 million at December 31, 2022. The long-term care pool accounted for approximately 75% of these reserves as of December 31, 2022. Reserves for the long-term care pool, individual medical, and residual health insurance policies are discounted. Reserves for all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued businesses.

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

Also included in discontinued operations are our former life insurance and Chaucer businesses, which include activities that were not significant to our 2022 results. We retain indemnification obligations with respect to these businesses.

INVESTMENT PORTFOLIO

Our wholly owned subsidiary, Opus, is responsible for managing our investment portfolio. Opus directly manages our investment-grade fixed maturity portfolio and equity security portfolio, which together with cash, constituted approximately 87% of our total holdings at December 31, 2022. Opus is also responsible for the selection and monitoring of external asset managers for our commercial mortgage loan participations, limited partnership investments, high yield fixed maturity portfolio and leveraged loan holdings. We select and monitor external managers based on investment approach, track record of risk-adjusted returns and corporate governance.

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The asset allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment grade fixed income securities across various sectors including U.S. government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. We consider Environmental, Social and Governance (“ESG”) factors in our fundamental investment research process, because these important factors can influence the sustainability of an investment, and its risk and return profile.

Investments held by our regulated insurance subsidiaries are subject to state insurance statutes governing permitted investments. Investment considerations include asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. Our fixed maturity portfolio duration is approximately 4.3 years. We seek to maintain sufficient liquidity to support the cash flow requirements associated with our insurance and corporate liabilities by laddering the maturities within the portfolio, closely monitoring fixed maturity duration, and holding high-quality liquid public securities.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had approximately 4,600 employees, all of whom are located in the United States. We believe our relations with employees are positive, as evidenced by employee feedback received through employee surveys and other formal and informal channels.

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

Inclusion, Diversity and Equity

We strive to foster an environment of inclusion, diversity and equity (“IDE”) that welcomes the unique perspectives, experiences and insights of individuals from all backgrounds and walks of life, because we believe that this will lead to greater engagement of our employees in pursuit of our business objectives. Our goal is to continue to develop an inclusive and diverse workforce that fosters equity, innovation, respect and collaboration.

Management has focused on IDE within our workforce by developing a multi-year educational program centered on inclusive leadership training and accountability that is designed to impact each of our employees, and by diversifying our talent sourcing practices to develop, advance and retain a diverse employee population. Additionally, we are investing in internal business resource groups to support our company’s cultural values, drive our business initiatives forward, meet the needs of both internal and external stakeholders, and foster our commitment to build an inclusive and diverse work environment. Management’s continued objectives in IDE include reinforcing inclusive behaviors at all levels of our organization, evaluating and mitigating bias in the talent lifecycle in an effort to enhance the recruiting, hiring, development and retention of women, people of color, and other underrepresented groups, and continuing to focus on our internal business resource groups to promote belonging, equity and the importance of allyship.

Accountability for IDE has been established by incorporating Board oversight of IDE, as part of our larger corporate culture, into the charter of the Compensation and Human Capital Committee of the Board of Directors (“CHCC”) and by including support of and progress on IDE initiatives as part of the incentive compensation evaluation process for our CEO and entire executive leadership team.

Engagement and Alignment with Company Culture

We believe that an employee workforce that is engaged and aligned with our core cultural values of collaboration, accountability, respect and empowerment (our CARE values) is fundamental to delivering on our business commitments. Management focuses on maintaining an engaged workforce by providing transparent communications and soliciting employee feedback informally and through focus groups and employee surveys, including a comprehensive survey of our entire workforce conducted in 2021, with a second survey planned for later this year, by an independent third-party firm. To foster accountability, every employee, regardless of role, receives a formal evaluation and performance discussion annually, and the evaluation process is aligned to our CARE values and expected leadership behaviors. In addition, we expect that performance connections take place between manager and employee on an ongoing basis to consider goals, overall performance, development opportunities, and demonstration of leadership and corporate values.

Development and Succession Planning

We recognize the importance of employee development for our team members throughout their careers as an important driver of workforce engagement, retention, and succession planning. Management focuses on providing learning and development through multiple modalities, including utilizing a robust online learning management platform that accommodates various schedules and diverse learning styles, engaging in experiential learning through growth assignments and special projects, using virtual and classroom workshops, providing reimbursement for tuition and education-related fees (including professional and industry designations), and through the course of our goal-setting and performance evaluation process.

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

Incentivized Workforce

The emphasis on our overall performance is intended to align the employee’s financial interests with the interests of shareholders. Our compensation philosophy is based on a merit system where employees are paid for their performance and recognized for their talents and contributions. We are committed to fair and equitable total compensation that includes base pay and short- and long-term incentives that are competitive with others in our industry, while also promoting internal equity across our organization. We offer a 401(k) plan with a company matching contribution, flexible paid time off policies, an employee stock purchase program, retirement planning services, and health and wellness benefits described below, among other benefits. Most employees receive short-term incentive compensation based on annual goals with the funding and metrics approved by the CHCC. Additionally, our senior leaders receive long-term incentive compensation in the form of equity awards.

Employee Health and Wellness

Our benefits packages are designed to maintain the physical, financial, mental and social well-being of our employees, their families and dependents. We offer medical plan selections and other health and wellness offerings, including, among others, dental, vision and hearing health options, life and disability insurance, an employee assistance program, paid parental leave and family and medical leave, flexible work schedules and remote work arrangements, health advocacy services, adoption assistance benefit, and child care and elder care support.

We have transitioned to a fully hybrid work environment that provides flexibility based on business needs and that serves as a strong lever for employee engagement and retention. We have implemented measures intended to enhance operational efficiencies related to remote work such as investing in our technology and business continuity infrastructure.

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

ITEM 1A–RISK FACTORS

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. The words “believes,” “anticipates,” “expects,” “projections,” “outlook,” should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “targeted” and similar expressions are intended to identify forward-looking statements. Our businesses are in rapidly changing and competitive markets, and involve a high degree of risk and unpredictability. Forward-looking projections are subject to these risks and unpredictability.

Risks Related to Underwriting, Risk Aggregation and Risk Management

Our results may fluctuate as a result of cyclical or non-cyclical changes in the property and casualty insurance industry.

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is materially affected by the following items:

•
increases in costs, particularly increases occurring after the time our insurance products are priced, including construction, automobile repair, and medical and rehabilitation costs. This includes inflation, rises in the cost of products due to disruptions in supply chains, tariffs or other factors and “cost shifting” from health insurers to casualty and liability insurers (whether as a result of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, state or federal healthcare legislation, lower reimbursement rates by health insurers or government-sponsored insurance, or legislation and/or litigation related to the Medicare Secondary Payer Act, which may impose reporting, additional costs, and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;
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

The demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, increasing during difficult or unstable economic times and moderating during economic upswings or periods of stability. The COVID-19 Pandemic introduced additional, persistent complexity to loss patterns. The fluctuations in demand and competition could produce unpredictable underwriting results.

Due to geographical concentration in our business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole. Geographic concentrations also expose us to losses that are potentially disproportionate to our market share in the event of natural or other catastrophes.

We generate a significant portion of our net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast. In addition, a significant amount of Core Commercial and Specialty net written premium is generated in California and Texas. For the year ended December 31, 2022, approximately 19.7% and 8.6% of our net premiums written in our business were generated in the states of Michigan and Massachusetts, respectively, and approximately 11.5% and 7.9% of our Core Commercial and approximately 12.6% and 9.7% of our Specialty net premiums written were generated in California and Texas, respectively. Many states in which we do business impose significant rate control and residual market charges and restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

The profitability of our business depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We price our business in a manner that is intended to be consistent, over time, with actual results and return objectives. Our estimates and models, and/or the assumptions behind them, may differ materially from actual results. Highly dynamic economic, social, regulatory or environmental conditions, in isolation or in combination, may impact the effectiveness of our pricing models.

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

Our business performance is highly dependent on our ability to manage operational risks arising from numerous day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities. We utilize numerous strategies to mitigate our insurance risk exposure, including: underwriting; setting exposure limits, deductibles and exclusions to mitigate policy risk; updating and reviewing the terms and conditions of our policies; managing risk aggregation by product line, geography, industry type, credit exposure and other bases; and ceding insurance risk. We seek to monitor and control our exposure to risks arising out of these activities through an enterprise-wide risk management framework. However, there are inherent limitations in each of these tactics, and no assurance can be given that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during times of challenging macroeconomic or sociopolitical conditions, such as a recession.

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

The inherent uncertainties of estimating reserves are greater for certain types of insurance lines, particularly liability lines. These include automobile bodily injury liability, automobile personal injury protection, general liability, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made (sometimes referred to as “long-tail” business), environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. The emergence of the Pandemic in 2020 resulted in an increased level of uncertainty for many lines of business, particularly our long-tailed lines. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, such as our cyber-risk lines and specialty general liability product, by newly appointed agents, or in new geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data that the actuaries can rely on. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves.

In several Specialty lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines. In addition, we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience. The broad impact of the Pandemic on the claims environment has extended these “tails” even further. Also, presumptive orders by state authorities have potentially increased workers’ compensation exposures beyond contractual obligations. Additionally, shifts in claim settlement patterns due to delayed court proceedings and other issues, contribute to the extension of “tails,” increased loss costs and greater uncertainty in reserve estimates.

Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued, such as was the case for the industry with respect to environmental, asbestos, and certain product liability claims. Similar concerns have emerged with what has been called “silent” cyber, or claims arising for cyber losses under traditional policies where such coverage is not intended or contemplated. These losses appear through prior year reserve development. Although we undertake underwriting actions that are designed to limit losses once emerging issues are identified, we remain subject to losses on policies issued during those years preceding the underwriting actions.

Additionally, the introduction of new Core Commercial products and the development of new niche and Specialty lines present new risks. Certain Specialty products, such as the human services program, non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves. Some lines of business, such as surety, are less susceptible to establishing reserves based on actuarial or historical experience, and losses may be episodic, depending on economic and other factors. Changes in laws, such as so-called “reviver” statutes that retrospectively change the statutes of limitations for certain claims, such as sexual molestation claims, add further uncertainty to the adequacy of prior estimates.

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to attacks on or breaches of cloud-based data information storage or computer network systems (“cyber-risks”), privacy compliance, or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes, wildfires, solar flares and pandemic or societal factors, like terrorism and civil unrest.

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

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, disputes over the extent of damage caused by hailstorms (particularly with respect to roof damage claims), supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability, regulatory impacts and inflationary pressures leading to claims cost escalation could also have a negative impact on future loss reserve development. Many states permit insureds to simply sign-over their claims to contractors or others (so-called “assignment of benefits”), which frequently generate higher claim demands.

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

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future will experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, drought, severe winter weather, volcanic eruptions, tropical storms, tsunamis, sabotage, civil unrest, terrorist actions, explosions, nuclear accidents, solar flares, and power outages, which could be exacerbated by infrastructure failures. The frequency and severity of catastrophes are inherently unpredictable.

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

Although the insurance industry and rating agencies have developed various models intended to help estimate potential insured losses under thousands of scenarios, there is no reliable way of predicting the probability of such events or the magnitude of such losses before a specific event occurs. We utilize various models and other techniques in an attempt to measure and manage potential catastrophe losses within various income and capital risk appetites. However, such models and techniques have many limitations, and changes in climate conditions may also cause our historical underlying modeling data to not adequately reflect the frequency and severity of weather-related events in the future, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. In addition, due to historical concentrations of business, regulatory restrictions and other factors, our ability to manage such concentrations is limited, particularly in the Northeast, and in the state of Michigan.

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

Global climate change from rising planet temperatures over the last several decades has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures, and sea level rise. Further increases or persistence in these conditions could lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

In addition, global climate change and global climate change-driven systemic transitions could lead to new or enhanced regulation, which may be difficult or costly with which to comply, or impact assets in which we invest, and may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change-driven systemic transitions, nor is it possible to foresee the magnitude of such effects.

Risks Related to Reinsurance

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Like insurance companies, reinsurance companies can also be adversely impacted by catastrophes. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment and available capacity, but there can be no assurance that we adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Information About Operating Segments - Reinsurance, not all of our 2023 reinsurance programs for the Core Commercial, Specialty and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other restrictions requiring them to continue availability of reinsurance or limiting cost increases or mandating coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected by new or more frequent catastrophes, terrorist attacks, cyber-risks, and the perceived risks associated with future terrorist activities, global conflicts, including the threat of nuclear conflict, and the changing legal and regulatory environment (including changes that could create new insured risks). Federal reinsurance for terrorism risks coverage offered by insurers is available under the federal terrorism risk insurance program, but it only applies to certified events of terrorism (as defined in the legislation) and contains certain caps and deductibles. Although the federal terrorism risk insurance program coverage is in effect through December 31, 2027, if this program is modified unfavorably by the government in the future, then private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2022, our reinsurance receivable (including from the MCCA) amounted to approximately $2.0 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor our reinsurers and their financial condition, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk. In the event of losses, we may look to “draw down” on this collateral to satisfy reinsurance recoveries due to us, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Risks Related to Regulation, Mandatory Market Mechanisms and Mandatory Assessments

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores, gender, geographic location, information publicly available (such as on social media), education, occupation, income or other factors in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders, the establishment of standards of solvency, the licensing of insurers and agents, compensation of and contractual arrangements with independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records or driver’s license numbers) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores or other risk-based pricing factors in underwriting or rating our Personal Lines business. The elimination of the use of risk-based pricing factors could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

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

Our business could be negatively impacted by adverse state and federal legislation or regulation, or judicial developments, including those resulting in: decreases in rates, including for example, recent regulatory or bureau actions to mandate reduced premiums for workers’ compensation insurance; limitations on premium levels or limitations that inhibit our ability to secure timely approvals of rate filings; coverage and benefit mandates; limitations on the ability to manage care and utilization or other claim costs; requirements to write certain classes of business or in certain geographies; restrictions on underwriting, methods of compensating independent producers, or our ability to cancel or renew certain business (which negatively affects our ability to reduce concentrations of property risks); higher liability exposures for our insureds; increased assessments or higher premium or other taxes; and enhanced ability to pierce “no fault” thresholds, recover non-economic damages (such as “pain and suffering”), or pierce policy limits.

These regulations serve to protect customers and other third parties and are often heavily influenced by the then-current political environment. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

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

In response to concerns about the overall cost and affordability of automobile insurance in Michigan, the state enacted legislation in June 2019 that significantly changed no-fault and PIP systems. The legislation, effective July 2, 2020, eliminated the requirement that all insureds purchase unlimited PIP coverage and substituted instead tiered limits, ranging from zero (for those with certain health benefits meeting specified criteria) to unlimited benefits. In contrast, the minimum amounts of bodily injury coverage drivers are required to purchase increased, and we anticipate an increase in tort liability and related litigation from these changes. The legislation includes underwriting and other restrictions and mandates, in addition to subjecting rates, forms and rules to prior approval from the Michigan Department of Insurance and Financial Services (“Michigan Insurance Department”) before implementation.

The legislation also imposes various cost controls, including medical fee schedules based on a multiple of Medicare reimbursement rates, and mandated PIP premium rate reductions with an eight-year premium rate freeze for the PIP component of automobile policies. The Michigan Insurance Department also enacted regulations to establish statutorily required utilization controls. The rate freeze was effective contemporaneously with the adoption of the legislation and the mandatory rate reduction was effective July 2, 2020, and the expense and utilization controls went into effect on July 1, 2021.

In most years, MCCA operates with a deficit, which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors, although historically its annual operations have been cash flow positive. As of December 31, 2022, our estimated reinsurance recoverable from the MCCA was $883.0 million. This estimate is subject to change and will be revised further as the actual impacts of these cost saving measures emerge in the future, or in the event recent legal challenges to the reform ultimately prevail.

Many medical and other providers who receive reimbursement under the PIP system strenuously objected to the fee schedules, cost controls and utilization restrictions imposed by the new legislation. Since the reform legislation was adopted, we have experienced an increase in litigation from medical and other providers demanding higher reimbursements under the current system, and that litigation could increase depending on the outcome of the ongoing legal challenges. On October 3, 2019, litigation captioned Andary et. al. v. USAA Casualty Insurance Company and Citizens Insurance Company of America (a subsidiary of THG), Circuit Court for the County of Ingham, Michigan Case 19-738-CZ, was filed. The plaintiffs seek a declaratory judgment that the fee schedules, attendant care reimbursement limits, cost controls and utilization review provisions of the new legislation violate multiple provisions of the Michigan state constitution. We continue to vigorously contest plaintiffs’ claims.

For the year ending December 31, 2022, Michigan personal automobile insurance represented approximately 45% of our total personal automobile net premiums written. PIP net written premium (which does not include the MCCA pass-through assessment) represents approximately 24% of those Michigan personal automobile premiums. It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Michigan personal automobile lines.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions that we operate in, our insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the years ended December 31, 2022, 2021 and 2020 our participation in these mechanisms and pooling arrangements was not significant to our underwriting results. However, our results of operations could be adversely affected in the future.

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

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated our participation in virtually all property and casualty voluntary pools, but we remain subject to claims related to the periods when we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the continuing history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2022, our gross reserves totaled $38.9 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association (“ECRA”) pool. During 2021, we entered into a reinsurance agreement whereby we agreed to cede 100% of the ECRA business to a third-party reinsurer. The ECRA business represents approximately 88% of our 2022 gross reserves for these legacy voluntary pools.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on the proportionate share of the premiums written by member insurers in the lines of business that the impaired or insolvent insurer is engaged in. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2022, we had a total assessment of $4.1 million levied against us, with refunds of $1.6 million received in 2022, for a total net assessment of $2.5 million. As of December 31, 2022, we had $0.3 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

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

Over the past several years, we have made, and our current plans are to continue to make, significant investments in our Core Commercial, Specialty and Personal Lines of businesses, in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets, economic conditions or an inability to successfully maintain acceptable margins on new or existing business or for other reasons, including general economic conditions, because of the Pandemic or otherwise, in which case premiums written and earned, operating income and net book value could be adversely affected.

We may be affected by disruptions caused by the introduction of new products, related technology changes, and new operating models in our Core Commercial, Specialty, and Personal Lines businesses, and future acquisitions, and expansion into new geographic areas.

There are increased underwriting risks associated with premium growth and the introduction of new products or programs in our Core Commercial, Specialty and Personal Lines businesses. Additionally, there are increased underwriting risks associated with the appointment of new agencies and managing general agencies and with the expansion into new geographical areas.

The introduction of new Core Commercial products and the development of new niche and specialty lines presents new risks. Certain new Specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into new jurisdictions presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present different challenges from those in the states where we historically have conducted business. In addition, our agency relationships in these new geographies are not as developed.

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

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems, including cloud-based data storage. Our business is highly dependent on our ability and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing investment portfolios. Systems attacks, failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, epidemic or pandemic, an industrial accident, a blackout, a computer virus, a cybersecurity attack or intrusion, a terrorist attack or war, or interference from solar flares, our systems or the external systems that we rely on may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or the systems that we rely on are disabled or destroyed or if our disaster recovery plans are inadequate or suffer from unforeseen consequences. These same risks are ones that our critical third-party vendors may face, and if those vendors are adversely impacted, then our operations could be harmed. This could result in a materially adverse effect on our business results and liquidity.

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

In addition, we may increase our reliance upon third-party vendors to access data or to provide or support technology, data storage and business process functions in the future. If we do not effectively develop, implement and monitor our outsourcing and third-party risk management strategies, third-party providers do not perform as anticipated, or we or they experience technological or other problems with a migration or in operations, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, liabilities for breaches of confidential information, increased costs and a loss of business. Our outsourcing of certain technology, data storage and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers outside of the United States might be impacted by global differences in social and cultural expectations, political instability, or substantially different, conflicting or onerous regulatory requirements or policies, which could impact our operational effectiveness. As a result, our ability to conduct our business might be adversely affected.

Data security incidents, including, but not limited to, those resulting from a malicious cybersecurity attack on us or our business partners and service providers, or intrusions into our systems or data sources could disrupt or otherwise negatively impact our business.

Our systems and the systems that we rely on, like others in the financial services industry, are vulnerable to cybersecurity risks, and we are subject to disruption and other adverse effects caused by such activities. Large corporations such as ours are subject to daily attacks on their systems and other vulnerabilities to data security incidents. These attacks and incidents have included, or may in the future include: unauthorized access, viruses, malware or other malicious code, ransomware, deceptive social engineering campaigns (also known as “phishing” or “spoofing”), loss or theft of assets, employee errors or malfeasance, third-party errors or malfeasance, as well as system failures and other security events. Threat actors who design and commit such attacks may have various goals, from seeking confidential information or the misdirection of payments, to holding systems for ransom, or causing operational disruption. The effects of these activities could result in material disruptions to our operations, financial loss or material damage to our reputation. Like other companies, we have from time to time experienced, and are likely to continue to experience, security events and data intrusion, and while none of these events to date have had a material adverse effect on our business, no assurances can be made that such attacks or security events will not have a material adverse effect on our business in the future. As the breadth, frequency, and complexity of cybersecurity attacks and other data security events become more prevalent and the methods used to perpetrate them evolve, we may be required to devote additional personnel, or financial or systems resources, to protect our Company and invest in additional resources to support our data security program. From time to time we have had to, and in the future we may need to, increase or expend resources to investigate or remediate vulnerabilities as a result of data security incidents. Such resources are costly in time and expense, and detract from resources spent on or are otherwise devoted to our core operations. In addition, depending on the nature of an incident, we may not be able to detect an incident readily, assess its severity or impact, or appropriately respond in a timely manner, which could increase our risk and exposures.

The third parties with whom we work are also subject to these same risks, and we are vulnerable if a cybersecurity attack or other data security incident impacts a third-party vendor or service provider. Such an event could threaten to disrupt our business if the third party’s operations are compromised, or provide attackers an opportunity to exploit that compromise to pivot and attack our systems through the technical and operational relationships that we have with our trusted business partners. While we implement measures to protect against such events (e.g., utilizing secure transmission capabilities with third-party vendors and others with whom we do business when possible), including a formal review and assessment of our third-party providers’ cybersecurity controls, as appropriate, and modifications to our business processes to manage these risks, we cannot assure that our efforts will always be successful.

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

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, specialty insurance companies, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies that may not have shareholders and may have different profitability targets than publicly or privately owned companies. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical, technological, and operating resources than we do, greater access to data analytics or “big data,” and may be able to offer a wider range of, or more sophisticated, core commercial, specialty and personal line products. Some of our competitors also have different marketing, advertising and sales strategies than we do and market and sell their products to consumers directly. In addition, competition in the U.S. property and casualty insurance market has intensified over the past several years. This competition has had, and may continue to have, an adverse impact on our revenues and profitability.

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

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, and S&P Global. These ratings reflect the rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, position in the marketplace, risk management, and ability to meet their obligations to policyholders. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies, and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true given that rating agencies may change their criteria or increase capital requirements for various rating levels.

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

It is difficult to predict the impact of a challenging economic environment on our business. In our Core Commercial and Specialty lines, a difficult economy in the past has resulted in reductions in demand for insurance products and services since there are more companies ceasing to do business and there are fewer business start-ups, particularly as businesses are affected by a decline in overall consumer and business spending, and also in lines of business where premium levels may be dependent upon payroll volumes and/or employment levels. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically, in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses. Conversely, favorable economic conditions may also impact our business and results of operations.

At December 31, 2022, we held approximately $8.8 billion of investment assets in categories such as fixed maturities, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including the impact of the Pandemic, changing government policies, including monetary policies, and geopolitical risks (which may include the impact of terrorism in various parts of the world or pandemic events). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

Market conditions also affect the value of assets under our employee pension plans, including our qualified defined benefit plan. The expense or benefit related to this plan results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2022, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by approximately $9.8 million at December 31, 2022. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2022, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences and behaviors, could result in a need to fund more into the qualified plan to maintain an appropriate funding level.

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

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain, particularly in light of lingering economic effects of the Pandemic, inflationary pressures and potential recessionary impacts on the economy. Market uncertainty could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Changes in these subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

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

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, and equity prices. Significant declines in equity prices, changes in interest rates, and changes in credit spreads each could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in market yields would reduce the fair value of our investment portfolio, but it provides the opportunity to earn higher rates of return on funds reinvested. A decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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

Residual Risks Related to the Pandemic

The residual impact of the COVID-19 Pandemic and related general economic conditions could have a material adverse effect on our results of operations, financial condition or cash flows.

Circumstances relating to the Pandemic have been unprecedented in scope and impact, continue to evolve, and are complex and uncertain. We are still monitoring and assessing the potential future impacts of the Pandemic on our business, financial condition and results of operations. Prolonged supply chain disruptions, inflation, potential recessionary impacts or other difficulties caused by the Pandemic could perpetuate more costly or lengthy claims resolutions. These changes may materially and adversely affect our ability to profitably grow our business or maintain premium levels over loss costs, particularly if these conditions exist for a significant amount of time. Also, it may be more difficult or costly to obtain reinsurance for certain types of coverages or at retention levels appropriate for our business mix.

As a result of the Pandemic and related and subsequent economic conditions, our investment portfolio has become volatile. The severity and length of the inflationary environment may continue to have a negative impact on our investment portfolio, liquidity and capital position, of which the impact could be material.

While we believe that our in-force Core Commercial and Specialty policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced in various states and in the U.S. Congress to retroactively amend insurance contracts to provide business interruption coverage, to impose presumptions on insurance policy interpretation, and/or limit policy exclusions for losses allegedly related to the Pandemic. While we believe that many of those proposals, including retroactive legislation changing the terms of an insurance contract, would be unconstitutional and otherwise violative of well-established law, if such changes were to be enacted and upheld, we would be exposed to a significant unfunded liability. On the Federal level, there is also uncertainty around legislation to address insurance coverages for pandemics prospectively. State regulators may also continue to impose premium refund orders similar to those issued to date that call for premium refunds or credits across multiple lines of business, including our Core Commercial, Specialty and Personal Lines, mandate rate reductions for lines such as personal automobile and commercial automobile coverages due to a decrease in claims frequency, and/or mandate additional presumptions of compensability in workers’ compensation coverages. The uncertainties related to these various legislative and regulatory matters, and the potential that other such uncertainties will arise in the post-Pandemic period, could adversely impact our ability to sustain adequate returns in certain lines of business or in some cases operate lines profitably.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG.” On February 21, 2023, we had approximately 14,183 shareholders of record and 35,604,942 shares of common stock outstanding. On the same date, the trading price of our common stock was $141.88 per share.

DIVIDENDS

We currently expect that quarterly cash dividends, comparable to the $0.81 per share dividend we paid in the fourth quarter of 2022, will continue to be paid in the future; however, the payment of future quarterly or special dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 11 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2022, we repurchased approximately 0.2 million shares, at an aggregate cost of $30.8 million. As of December 31, 2022, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

Shares purchased in the fourth quarter of 2022 were as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2022 (1)	489	$141.24	—	$330
November 1 - 30, 2022 (1)	119	144.85	—	330
December 1 - 31, 2022 (1)	680	135.55	—	330
Total	1,288	$138.57	—	$330

(1)
Shares purchased were used to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended October 31, November 30 and December 31, 2022, respectively.

ITEM 6–[RESERVED]

0ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former accident and health insurance business.

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

Net income was $116.0 million in 2022, compared to $418.7 million in 2021, a decrease of $302.7 million, primarily due to changes in the fair value of equity securities and lower operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $285.1 million in 2022 compared to $432.3 million in 2021, a decrease of $147.2 million. This decrease was primarily due to higher current accident year losses and lower net favorable development on prior years' loss reserves, partially offset by earned premium growth. The higher current accident year losses were primarily due to higher severity, as a result of inflation and supply chain disruptions, and increased accident frequency in our personal automobile line. In addition, losses in our homeowners line have increased due to higher severity.

Pre-tax catastrophe losses were $402.6 million in 2022 and 2021. Included in 2022 were $165.0 million of pre-tax catastrophe losses related to Winter Storm Elliott, which occurred in the fourth quarter. Net favorable development on prior years’ loss reserves was $20.6 million in 2022, compared to $56.1 million in 2021, a decrease of $35.5 million.

Due to persistent supply chain disruptions emerging from the COVID-19 pandemic (“Pandemic”), and significant inflation in the U.S economy, among other factors outside our control, we are experiencing substantially higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other Pandemic uncertainties persist, including evolving driving patterns and court caseload backlogs. Although we are taking actions to address our higher claims costs, such elevated costs may affect the property and casualty insurance industry, our business, and our financial results over future periods. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Core Commercial

Core Commercial is divided into two distinct businesses, small commercial and middle market, both of which focus on account business, including commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Small commercial recently launched TAP sales, a quoting platform that has enhanced the ease of doing business, and generated approximately an 18% increase in new business submissions in 2022 compared to 2021. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 7.2% in 2022, compared to the same period in 2021, primarily driven by pricing and exposure increases.

Underwriting results decreased in 2022, primarily due to higher catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. We believe that this distribution of Specialty products, primarily through retail agents supplemented by select specialists helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts. Net premiums written increased 11.2% in 2022, compared to the same period in 2021, primarily due to pricing, new business and exposure increases.

Underwriting results increased in 2022, primarily due to lower catastrophe losses, earned premium growth, and lower current accident year losses. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Personal Lines

Personal Lines focuses on working with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives. Approximately 88% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Net premiums written increased 11.1% in 2022, compared to the same period in 2021, primarily due to renewal price increases across the year and, to a lesser extent, higher new business. Underwriting results decreased in 2022, primarily due to higher current accident year losses in our personal automobile and homeowners lines.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and our run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental businesses. During the first quarter of 2022, we disaggregated our former Commercial Lines segment into Core Commercial and Specialty segments. Prior periods reflect this new presentation. This presentation is consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists primarily of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2022 Compared to 2021

Consolidated net income was $116.0 million in 2022, compared to $418.7 million in 2021, a decrease of $302.7 million. The year over year comparison of consolidated net income reflects a decrease in after-tax net realized and unrealized investment losses of $184.4 million, primarily related to changes in the fair value of equity securities as well as lower operating income. Operating income before interest expense and income taxes was $285.1 million in 2022 compared to $432.3 million in 2021, a decrease of $147.2 million. This decrease was primarily due to higher current accident year losses and lower net favorable development on prior years' loss reserves, partially offset by earned premium growth. Pre-tax catastrophe losses were $402.6 million in 2022 and 2021. Included in 2022 were $165.0 million of pre-tax catastrophe losses related to Winter Storm Elliott, which occurred in the fourth quarter.

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

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Operating income (loss) before interest expense and income taxes:
Core Commercial	$106.9	$138.0	$178.1
Specialty	186.0	131.9	97.3
Personal Lines	(8.8)	158.5	212.5
Other	1.0	3.9	(3.2)
Operating income before interest expense and income taxes	285.1	432.3	484.7
Interest expense on debt	(34.1)	(34.0)	(37.1)
Operating income before income taxes	251.0	398.3	447.6
Income tax expense on operating income	(51.1)	(80.0)	(92.6)
Operating income	199.9	318.3	355.0
Non-operating items:
Net realized and unrealized investment gains (losses)	(106.5)	123.0	5.0
Net loss from repayment of debt	—	—	(6.2)
Other	(0.5)	—	(1.6)
Income tax benefit (expense) on non-operating items	23.9	(21.3)	9.8
Income from continuing operations, net of taxes	116.8	420.0	362.0
Discontinued operations (net of taxes):
Income from Chaucer business	—	1.2	0.4
Loss from discontinued life businesses	(0.8)	(2.5)	(3.7)
Net income	$116.0	$418.7	$358.7

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and loss adjustment expenses ("LAE") reserve development.

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

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Operating revenues
Net premiums written	$5,476.5	$4,993.4	$4,598.5
Net premiums earned	$5,252.3	$4,770.2	$4,527.4
Net investment income	296.3	310.7	265.1
Other income	26.5	23.9	27.3
Total operating revenues	5,575.1	5,104.8	4,819.8
Losses and operating expenses
Losses and LAE	3,623.4	3,134.2	2,844.5
Amortization of deferred acquisition costs	1,093.2	982.7	951.0
Other operating expenses	573.4	555.6	539.6
Total losses and operating expenses	5,290.0	4,672.5	4,335.1
Operating income before interest expense and income taxes	$285.1	$432.3	$484.7

2022 Compared to 2021

Operating income before interest expense and income taxes was $285.1 million for the year ended December 31, 2022, compared to $432.3 million for the year ended December 31, 2021, a decrease of $147.2 million. This decrease was primarily due to higher current accident year losses and lower net favorable development on prior years' loss reserves, partially offset by earned premium growth. The higher current accident losses were primarily due to higher severity, as a result of inflation and supply chain disruptions, and increased accident frequency in our personal automobile line.

Net premiums written increased $483.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This was primarily due to pricing and exposure increases and continued strong retention.

2021 Compared to 2020

Operating income before interest expense and income taxes was $432.3 million for the year ended December 31, 2021, compared to $484.7 million for the year ended December 31, 2020, a decrease of $52.4 million. This decrease was primarily due to higher catastrophe losses and increased Personal Lines non-catastrophe current accident year losses, partially offset by higher net investment income, earned premium growth, and net favorable development on prior years’ loss reserves. The higher Personal Lines non-catastrophe current accident year losses were primarily due to higher personal automobile losses, attributable to higher loss severity and frequency, though 2021 loss frequency was below pre-Pandemic levels.

Net premiums written increased $394.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to pricing increases, a reduction in insured business activity in 2020, and a 2020 premium refund. During 2020, we returned approximately $30 million of premiums to our eligible personal automobile customers in all of our markets, providing financial relief during the Pandemic.

PRODUCTION AND UNDERWRITING RESULTS

The following tables summarize premiums written on a gross and net basis, net premiums earned and loss (including catastrophe losses), LAE, expense, and combined ratios for our Core Commercial, Specialty and Personal Lines segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items were not meaningful for our Other segment.

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,276.3	$1,999.9	$1,950.5	9.9	68.5	32.7	101.2
Specialty	1,500.1	1,243.7	1,189.0	2.8	54.0	35.3	89.3
Personal Lines	2,304.4	2,232.9	2,112.8	8.3	77.8	26.5	104.3
Total	$6,080.8	$5,476.5	$5,252.3	7.7	69.0	30.8	99.8

	YEAR ENDED DECEMBER 31, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,099.5	$1,864.8	$1,810.9	9.7	67.4	32.9	100.3
Specialty	1,349.4	1,118.9	1,029.9	5.0	57.4	35.5	92.9
Personal Lines	1,895.4	2,009.7	1,929.4	9.1	68.5	27.7	96.2
Total	$5,344.3	$4,993.4	$4,770.2	8.4	65.7	31.3	97.0

	YEAR ENDED DECEMBER 31, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,949.4	$1,726.2	$1,703.7	5.3	63.2	33.2	96.4
Specialty	1,251.6	1,006.9	979.6	4.3	58.3	36.5	94.8
Personal Lines	1,953.5	1,865.4	1,844.1	8.4	64.7	27.7	92.4
Total	$5,154.5	$4,598.5	$4,527.4	6.3	62.8	31.6	94.4

The following tables summarize net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Core Commercial, Specialty and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,999.9	68.5	9.9
Specialty	1,243.7	54.0	2.8
Personal Lines:
Personal automobile	1,317.2	77.3	0.7
Homeowners & Other	915.7	78.6	19.8
Total Personal Lines	2,232.9	77.8	8.3
Total	$5,476.5	69.0	7.7

	YEAR ENDED DECEMBER 31, 2021
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,864.8	67.4	9.7
Specialty	1,118.9	57.4	5.0
Personal Lines:
Personal automobile	1,230.4	66.0	1.6
Homeowners & Other	779.3	72.6	21.3
Total Personal Lines	2,009.7	68.5	9.1
Total	$4,993.4	65.7	8.4

	YEAR ENDED DECEMBER 31, 2020
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,726.2	63.2	5.3
Specialty	1,006.9	58.3	4.3
Personal Lines:
Personal automobile	1,151.5	62.7	1.0
Homeowners & Other	713.9	67.9	20.5
Total Personal Lines	1,865.4	64.7	8.4
Total	$4,598.5	62.8	6.3

The following tables summarize GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$154.7	$137.9	$80.0	$—	$372.6
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	10.3	19.5	(8.0)	(1.2)	20.6
Prior year favorable (unfavorable) catastrophe development	17.3	8.7	(14.0)	—	12.0
Current year catastrophe losses	(211.0)	(41.4)	(162.2)	—	(414.6)
Underwriting profit (loss)	(28.7)	124.7	(104.2)	(1.2)	(9.4)
Net investment income	136.2	62.1	86.8	11.2	296.3
Fees and other income	4.0	5.4	14.1	3.0	26.5
Other operating expenses	(4.6)	(6.2)	(5.5)	(12.0)	(28.3)
Operating income (loss) before interest expense and income taxes	$106.9	$186.0	$(8.8)	$1.0	$285.1

	YEAR ENDED DECEMBER 31, 2021
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$150.2	$105.0	$217.3	$—	$472.5
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	17.8	16.2	23.1	(1.0)	56.1
Prior year favorable catastrophe development	9.7	2.3	3.0	—	15.0
Current year catastrophe losses	(185.2)	(54.1)	(178.3)	—	(417.6)
Underwriting profit (loss)	(7.5)	69.4	65.1	(1.0)	126.0
Net investment income	146.5	62.9	89.4	11.9	310.7
Fees and other income	3.3	6.4	9.7	4.5	23.9
Other operating expenses	(4.3)	(6.8)	(5.7)	(11.5)	(28.3)
Operating income before interest expense and income taxes	$138.0	$131.9	$158.5	$3.9	$432.3

	YEAR ENDED DECEMBER 31, 2020
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$134.5	$85.0	$286.7	$(0.1)	$506.1
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	12.6	6.4	0.7	(4.2)	15.5
Prior year favorable (unfavorable) catastrophe development	14.7	4.1	(1.7)	—	17.1
Current year catastrophe losses	(104.3)	(46.7)	(152.8)	—	(303.8)
Underwriting profit (loss)	57.5	48.8	132.9	(4.3)	234.9
Net investment income	124.2	51.1	76.7	13.1	265.1
Fees and other income	4.3	5.4	10.6	7.0	27.3
Other operating expenses	(7.9)	(8.0)	(7.7)	(19.0)	(42.6)
Operating income (loss) before interest expense and income taxes	$178.1	$97.3	$212.5	$(3.2)	$484.7

2022 Compared to 2021

Core Commercial

Core Commercial net premiums written were $1,999.9 million for the year ended December 31, 2022, compared to $1,864.8 million for the year ended December 31, 2021. This $135.1 million increase was primarily driven by pricing and exposure increases.

Core Commercial underwriting loss for the year ended December 31, 2022 was $28.7 million, compared to $7.5 million for the year ended December 31, 2021, an unfavorable change of $21.2 million. Catastrophe losses for the year ended December 31, 2022 were $193.7 million, compared to $175.5 million for the year ended December 31, 2021, an increase of $18.2 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2022 was $10.3 million, compared to $17.8 million for the year ended December 31, 2021, a decrease of $7.5 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $154.7 million for the year ended December 31, 2022, compared to $150.2 million for the year ended December 31, 2021. This $4.5 million increase was primarily due to earned premium growth. Within current accident year non-catastrophe losses, higher loss activity in our commercial multiple peril and commercial automobile lines were partially offset by lower loss activity in our workers' compensation and miscellaneous property lines.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line. See "Contingencies and Regulatory Matters." Due to uncertainty caused by the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and have resulted in an increase in claims costs, which may persist, and may also result in reduced premium levels.

Specialty

Specialty net premiums written were $1,243.7 million for the year ended December 31, 2022, compared to $1,118.9 million for the year ended December 31, 2021. This $124.8 million increase was primarily due to pricing, new business and exposure increases.

Specialty underwriting profit for the year ended December 31, 2022 was $124.7 million, compared to $69.4 million for the year ended December 31, 2021, an increase of $55.3 million. Catastrophe losses for the year ended December 31, 2022 were $32.7 million, compared to $51.8 million for the year ended December 31, 2021, a decrease of $19.1 million. The higher catastrophe losses in 2021 were primarily due to freeze events in Texas and surrounding states. Net favorable development on prior years’ loss reserves for the year ended December 31, 2022 was $19.5 million, compared to $16.2 million for the year ended December 31, 2021, an increase of $3.3 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $137.9 million for the year ended December 31, 2022, compared to $105.0 million for the year ended December 31, 2021, an increase of $32.9 million, primarily due to earned premium growth and lower current accident year losses. Within current accident year losses, lower losses in Specialty P&C and Professional and Executive Lines were partially offset by higher losses in the inland marine line.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment. See "Contingencies and Regulatory Matters." Due to uncertainty caused by the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and may result in an increase in claims costs and reduced premium levels.

Personal Lines

Personal Lines net premiums written were $2,232.9 million for the year ended December 31, 2022, compared to $2,009.7 million for the year ended December 31, 2021. This $223.2 million increase was primarily driven by renewal price increases and, to a lesser extent, higher new business.

Net premiums written in the personal automobile line of business for the year ended December 31, 2022 were $1,317.2 million, compared to $1,230.4 million for the year ended December 31, 2021, an increase of $86.8 million. Personal automobile policies in force increased 5.8%. Net premiums written in the homeowners and other lines of business for the year ended December 31, 2022 were $915.7 million, compared to $779.3 million for the year ended December 31, 2021, an increase of $136.4 million. Homeowners policies in force increased 5.6%.

Personal Lines underwriting loss for the year ended December 31, 2022 was $104.2 million, compared to underwriting profit of $65.1 million for the year ended December 31, 2021, an unfavorable change of $169.3 million. Catastrophe losses for the year ended December 31, 2022 were $176.2 million, compared to $175.3 million for the year ended December 31, 2021, an increase of $0.9 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2022 was $8.0 million, compared to favorable development of $23.1 million for the year ended December 31, 2021, an unfavorable change of $31.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $80.0 million for the year ended December 31, 2022, compared to $217.3 million for the year ended December 31, 2021. This $137.3 million decrease was primarily due to higher current accident year loss severity in our personal automobile and homeowners lines, partially offset by earned premium growth and lower performance-based agency compensation expenses. We experienced an increase in personal automobile physical damage and property loss frequency compared to the unusually low levels experienced in 2021, as well as an increase in loss severity, driven by inflationary pressures associated with supply chain issues, higher used vehicle prices, and higher cost of parts and other repair costs. In addition, homeowners losses have increased due to higher property severity as a result of higher inflation and higher than usual frequency of large loss activity and non-weather water-related losses. We have experienced inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and increases in lodging and additional living expense reimbursements.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long-term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to uncertainty caused by the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to retain or grow our business and may result in a continued increase in claims costs.

Other

Our Other segment had operating income of $1.0 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021, a decrease of $2.9 million.

2021 Compared to 2020

Core Commercial

Core Commercial net premiums written were $1,864.8 million for the year ended December 31, 2021, compared to $1,726.2 million for the year ended December 31, 2020, an increase of $138.6 million. This increase was primarily driven by an increase in rate and exposure activity following the reduction in insured business in 2020 as a result of the Pandemic.

Core Commercial underwriting loss for the year ended December 31, 2021 was $7.5 million, compared to underwriting profit of $57.5 million for the year ended December 31, 2020, a decrease of $65.0 million. Catastrophe losses for the year ended December 31, 2021 were $175.5 million, compared to $89.6 million for the year ended December 31, 2020, an increase of $85.9 million, primarily due to freeze events in Texas and surrounding states associated with record low temperatures in the first quarter of 2021 and hurricane Ida and several wind and hailstorms in the Midwest in the third quarter of 2021. Favorable development on prior years’ loss reserves for the year ended December 31, 2021 was $17.8 million, compared to $12.6 million for the year ended December 31, 2020, an increase of $5.2 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $150.2 million for the year ended December 31, 2021, compared to $134.5 million for the year ended December 31, 2020. This $15.7 million increase was primarily due to earned premium growth, partially offset by higher current accident year non-catastrophe losses. The higher non-catastrophe losses were primarily driven by higher loss activity in our commercial multiple peril line.

Specialty

Specialty net premiums written were $1,118.9 million for the year ended December 31, 2021, compared to $1,006.9 million for the year ended December 31, 2020, an increase of $112.0 million. This increase was primarily driven by favorable new business activity and an increase in rate and exposure activity following the reduction in insured business in 2020 as a result of the Pandemic.

Specialty underwriting profit for the year ended December 31, 2021 was $69.4 million, compared to $48.8 million for the year ended December 31, 2020, an increase of $20.6 million. Catastrophe losses for the year ended December 31, 2021 were $51.8 million, compared to $42.6 million for the year ended December 31, 2020, an increase of $9.2 million. Favorable development on prior years’ loss reserves for the year ended December 31, 2021 was $16.2 million, compared to $6.4 million for the year ended December 31, 2020, an increase of $9.8 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $105.0 million for the year ended December 31, 2021, compared to $85.0 million for the year ended December 31, 2020. This $20.0 million increase was primarily due to earned premium growth and lower expenses.

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

Net premiums written in the personal automobile line of business for the year ended December 31, 2021 were $1,230.4 million, compared to $1,151.5 million for the year ended December 31, 2020, an increase of $78.9 million. Personal automobile policies in force increased 6.1%. Net premiums written in the homeowners and other lines of business for the year ended December 31, 2021 were $779.3 million, compared to $713.9 million for the year ended December 31, 2020, an increase of $65.4 million. Homeowners policies in force increased 6.0%.

Personal Lines underwriting profit for the year ended December 31, 2021 was $65.1 million, compared to $132.9 million for the year ended December 31, 2020, a decrease of $67.8 million. Catastrophe losses for the year ended December 31, 2021 were $175.3 million, compared to $154.5 million for the year ended December 31, 2020. This $20.8 million increase was primarily due to several wind and hailstorms throughout the Midwest and hurricane Ida during the third quarter of 2021. Favorable development on prior years’ loss reserves for the year ended December 31, 2021 was $23.1 million, compared to $0.7 million for the year ended December 31, 2020, an increase of $22.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $217.3 million for the year ended December 31, 2021, compared to $286.7 million for the year ended December 31, 2020. This $69.4 million decrease was primarily due to higher current accident year losses and higher expenses, primarily due to a non-recurring premium tax benefit in 2020, partially offset by earned premium growth. The higher current accident year losses in 2021 were attributable to higher personal automobile loss severity and frequency, though 2021 loss frequency was below pre-Pandemic levels. In addition, there were increased weather-related losses in the homeowners line in 2021.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution, and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2022 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2022 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

Case reserves are established by our claim personnel individually, on a claim by claim basis, and based on information specific to the occurrence and terms of the underlying policy. For some classes of business, average case reserves are used initially. Case reserves are periodically reviewed and modified based on new or additional information pertaining to the claim.

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

The IBNR reserve includes both a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, and a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 52% of our aggregate net loss reserves at December 31, 2022 were for IBNR losses and loss expenses.

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

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made (sometimes referred to as “long-tail” business). In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. The emergence of the Pandemic during 2020 resulted in an increased level of uncertainty for many lines of business, particularly for our long-tail lines. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In each of these cases, there is less historical experience or knowledge, and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In addition, in recent periods, we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience. The broad impact of the Pandemic on our claims environment may extend these “tails” even further. For example, there have been delays in medical treatments, submission of medical expenses, and deferment of elective medical procedures, which may have worsened insureds’ health status, and which may result in an increase in our ultimate loss costs. Also, presumptive orders by relevant state authorities may potentially increase workers’ compensation exposures beyond contractual obligations.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development.” Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $20.6 million, $56.1 million and $15.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, although there was some significant variance by segment. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $12.0 million, $15.0 million and $17.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2022 were $5.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations. Similarly, a one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $53 million impact on operating income, based on 2022 full year premiums written.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. For example, we monitor, and continue to experience, increases in medical costs, wages, and legal costs, all of which are key considerations in setting reserve assumptions for workers’ compensation, bodily injury and other liability lines. We are also monitoring the continued advancements in technology and design found in automobiles and homes, and the increased claims settlement costs that result from labor shortages, and repairs or replacement of such equipment impacted by supply chain disruptions, which could lead to material shortages and elevated prices of building materials. Estimated increases are reflected in our current reserve estimates, but continued increases are expected to contribute to increased losses and LAE in the future.

We are also defendants in various litigation matters, including putative class actions, which may seek punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases is often highly unpredictable and could involve material unanticipated damage awards. We have experienced, and others in the industry have reported, increased attorney involvement in claims including Pandemic-related matters, delayed submissions of medical and other expense claims, court closures resulting in delayed claim settlements, and a trend toward higher valued settlements and litigation, all of which contribute to uncertainty regarding reserve estimates.

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

Short-tail classes consist principally of automobile physical and property damage, commercial property, homeowners property and marine business. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs. Consequently, the estimation of loss reserves for these classes is generally less complex. However, the estimation of loss reserves for these classes is more complex during periods of persistent supply chain disruptions and significant inflation in the U.S. economy, as was experienced during 2022.

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

Most of our indirect business from our run-off voluntary and ongoing involuntary pools is assumed long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the loss reporting by the ceding company and actuarial estimates by the pool manager. These reserving factors also apply to our discontinued assumed accident and health reinsurance pools and arrangements that are included in our liabilities of discontinued businesses (See “Risk Factors” in Part I – Item 1A for further discussion).

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

For most classes of shorter-tailed business in our Core Commercial, Specialty and Personal Lines segments, the emergence of paid and incurred losses generally exhibits a relatively stable pattern of loss development from one accident year to the next. Thus, for these classes, the loss development factor method is generally appropriate. For some of the classes of shorter-tailed business, the emergence of paid and incurred losses may exhibit a relatively volatile pattern of loss development from one accident year to the next. In these cases where there is a relatively low level of reliability placed on the available paid and incurred loss data, expected loss methods or adjusted loss methods are considered appropriate for the most recent accident year.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. Also, historically, we have observed more frequent and higher severity in workers’ compensation, bodily injury and other liability claims and more credit-related losses (for example, in our surety business) during periods of economic uncertainty or high unemployment. Economic and labor force dynamics have resulted in many experienced workers retiring from their positions, who have been replaced with newly skilled workers, which could result in more workplace accidents. These, and other issues, could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims.

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

Uncertainties with respect to the impact of the Pandemic could have a material adverse effect on our carried loss reserves. While we believe that our in-force Core Commercial and Specialty policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced to retroactively amend insurance contracts to provide business interruption coverage, to impose presumptions on insurance policy interpretation, and/or limit policy exclusions for losses allegedly related to the Pandemic. If these changes were to be enacted and upheld, we would be exposed to a significant unfunded liability.

The future impact of the various factors that contribute to the uncertainty in the loss reserving process is impossible to predict. There is potential for significant variation in the development of loss reserves, particularly for long-tailed classes of business and classes of business that are more vulnerable to economic or political risks.

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes is also comprised of estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, our internal data regarding exposures related to the geographical location of the event and estimates of potential subrogation recoveries. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes and other severe wind storms and wildfires, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether wind storm losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage caused by flood, challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold or smoke damage, and the effects of numerous other considerations. Another example is the complication of estimating the cost of business interruption coverage on Core Commercial and Specialty policies. Estimates for catastrophes which occur at or near the end of a financial reporting period, for example Winter Storm Elliott in December 2022, may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

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

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in net reserve estimates (i.e., net of estimated reinsurance recoverables) due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, then they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same periods. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result, and because there are so many other factors which affect our net reserve estimate, it would be inappropriate to take the amounts described below and simply add them together in an attempt to estimate volatility in total. While we believe these are reasonably possible scenarios, the following sensitivity analysis is not illustrative of a net reserve range.

•
Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $845.6 million as of December 31, 2022. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 3% changed to 8% or -2%) in the embedded inflation rate would have changed total reserves by approximately $85 million, either positive or negative, at December 31, 2022.
•
Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $122.0 million as of December 31, 2022, of which approximately 90% relate to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 6% changed to 11% or 1%) and a one point change to the tail factor assumption (e.g., 1% changed to 0% or 2%) would have changed total reserves by approximately $42 million, either positive or negative, at December 31, 2022.
•
Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $481.2 million as of December 31, 2022. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 4% changed to 9% or -1%) and a one point change to the tail factor assumption (e.g., 2% changed to 1% or 3%) would have changed total reserves by approximately $156 million, either positive or negative, at December 31, 2022.
•
Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were approximately $1.1 billion as of December 31, 2022. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $138 million, either positive or negative, at December 31, 2022.
•
Specialty Programs - loss reserves recorded for Hanover Programs were $303.2 million as of December 31, 2022. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers' compensation coverages, as well as the tail factor selection for workers' compensation. A five point change to the embedded inflation rate for the aforementioned coverages (e.g., 4% changed to 9% or -1%), and a one point change in the workers' compensation tail factor on Hanover Programs (e.g., 0.1% changed to 1.1% or -0.9%) would have changed total reserves by approximately $57 million, either positive or negative, at December 31, 2022.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Gross reserve for losses and LAE, beginning of year	$6,447.6	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6	1,574.8
Net reserve for losses and LAE, beginning of year	4,753.8	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,656.0	3,205.3	2,877.8
Prior year non-catastrophe development	(20.6)	(56.1)	(15.5)
Prior year catastrophe development	(12.0)	(15.0)	(17.1)
Total incurred losses and LAE	3,623.4	3,134.2	2,845.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,578.9	1,464.1	1,347.7
Prior years	1,534.3	1,298.7	1,194.7
Total payments	3,113.2	2,762.8	2,542.4
Net reserve for losses and LAE, end of year	5,264.0	4,753.8	4,382.4
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8	1,641.6
Gross reserve for losses and LAE, end of year	$7,012.6	$6,447.6	$6,024.0

The following table summarizes the gross reserve for losses and LAE by line of business and division.

DECEMBER 31	2022	2021	2020
(in millions)
Commercial multiple peril	$1,556.6	$1,338.4	$1,183.9
Workers’ compensation	735.0	698.5	676.6
Commercial automobile	477.7	473.1	445.0
Other core commercial	581.6	481.0	421.5
Total Core Commercial	3,350.9	2,991.0	2,727.0
Specialty Property & Casualty	820.6	798.6	681.7
Professional and Executive Lines	529.3	494.9	424.0
Marine	136.0	122.5	118.6
Surety and Other	112.2	106.0	98.3
Total Specialty	1,598.1	1,522.0	1,322.6
Personal automobile	1,633.2	1,590.7	1,670.3
Homeowners and Other	364.9	277.7	237.5
Total Personal Lines	1,998.1	1,868.4	1,907.8
Total Other	65.5	66.2	66.6
Total loss and LAE reserves	$7,012.6	$6,447.6	$6,024.0

Loss and LAE reserves in our “Other core commercial" lines include monoline general liability, commercial umbrella, and monoline property. "Specialty Property & Casualty" includes program business, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. "Professional and Executive Lines" includes professional and management liability, fidelity and crime, and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other" segment relate to our run-off voluntary assumed property and casualty reinsurance pools business and our run-off direct asbestos and environmental business.

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

The following table summarizes prior year (favorable) unfavorable development by segment for the periods indicated:

	2022			2021			2020
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(10.3)	(17.3)	$(27.6)	$(17.8)	$(9.7)	$(27.5)	$(12.6)	$(14.7)	$(27.3)
Specialty	(19.5)	(8.7)	(28.2)	(16.2)	(2.3)	(18.5)	(6.4)	(4.1)	(10.5)
Personal Lines	8.0	14.0	22.0	(23.1)	(3.0)	(26.1)	(0.7)	1.7	1.0
Other	1.2	—	1.2	1.0	—	1.0	4.2	—	4.2
Total prior year favorable development	$(20.6)	$(12.0)	$(32.6)	$(56.1)	$(15.0)	$(71.1)	$(15.5)	$(17.1)	$(32.6)

Catastrophe Loss Development

In 2022, favorable catastrophe development was $12.0 million, primarily due to lower than expected losses related to 2021 hurricane Ida. In 2021, favorable catastrophe development was $15.0 million, primarily due to lower than expected losses related to certain 2018 through 2020 hurricanes, tornadoes, and other storms. In 2020, favorable catastrophe development was $17.1 million, primarily due to lower than expected losses related to certain 2017, 2018, and 2019 wind storms, winter storms and hurricanes, and the 2017 and 2018 California wildfires.

2022 Loss and LAE Development, excluding catastrophes

In 2022, net favorable loss and LAE development, excluding catastrophes, was $20.6 million. Core Commercial favorable development of $10.3 million was primarily due to lower than expected losses of $32.1 million within the workers’ compensation line in accident years 2013 through 2018 and 2020. This was partially offset by higher than expected losses of $18.2 million in our commercial automobile line driven by higher bodily injury and personal injury protection loss adjustment expenses and loss severity in accident years 2016, 2018, 2019, and 2021 due in part to an increased rate of litigated claims. Specialty favorable development of $19.5 million was primarily due to lower than expected losses of $25.1 million within our Professional and Executive division, lower than expected losses of $14.5 million in our surety line, and lower than expected losses in our Marine division, partially offset by higher than expected losses of $27.4 million in our Specialty P&C division. Within Specialty P&C, higher than expected losses of $32.9 million in program business were partially offset by lower than expected losses in our specialty industrial line. The higher losses in program business were primarily driven by general liability coverages, the majority of which relate to programs that are in run-off and those for which we have initiated non-renewal. Personal Lines unfavorable development of $8.0 million was primarily due to higher than expected losses in the homeowners line, primarily in accident year 2021. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021 Loss and LAE Development, excluding catastrophes

In 2021, net favorable loss and LAE development, excluding catastrophes, was $56.1 million. Core Commercial favorable development of $17.8 million was primarily due to lower than expected losses of $22.3 million within the workers’ compensation line in accident years 2014 through 2020. Specialty favorable development of $16.2 million was primarily due to lower than expected losses within our surety line, primarily in accident years 2013 through 2016, 2018 and 2019, and lower than expected losses in our Marine division in accident years 2019 and 2020, partially offset by higher than expected losses in our general liability lines. Personal Lines favorable development of $23.1 million was primarily due to lower than expected losses of $23.5 million in the personal automobile line, driven by lower bodily injury and personal injury protection losses, primarily in accident year 2020.

2020 Loss and LAE Development, excluding catastrophes

In 2020, net favorable loss and LAE development, excluding catastrophes, was $15.5 million. Core Commercial favorable development of $12.6 million was primarily due to lower than expected losses of $34.9 million within the workers’ compensation line in accident years 2016 through 2019. This was partially offset by higher than expected losses in our commercial automobile line driven by higher bodily injury and personal protection losses, primarily in accident years 2017 through 2019, and in our commercial multiple peril line, primarily in accident years 2017 and 2019. Specialty favorable development of $6.4 million was primarily due to lower than expected losses in our Marine division, in accident years 2017 through 2019, partially offset by higher than expected losses in our general liability lines. In addition, the adverse prior year development in Other was due to our run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy ECRA pool that consists primarily of asbestos and environmental exposures.

Asbestos and Environmental Reserves

As of December 31, 2022, we had $11.9 million of net asbestos and environmental reserves, comprised of $9.8 million of direct reserves and $2.1 million of assumed reinsurance pool reserves. This compares to net reserves of $11.7 million and $39.8 million as of December 31, 2021 and 2020, respectively. Ending loss and LAE reserves for all direct business written by our insurance companies related to asbestos and environmental damage liability were $9.8 million, $9.6 million and $8.3 million, net of reinsurance of $16.8 million, $16.7 million and $17.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Activity for our direct asbestos and environmental reserves was not significant to our 2022, 2021 or 2020 financial results. As a result of our historical direct underwriting mix of Core Commercial and Specialty policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been, and may continue to be, subject to claims related to these exposures.

In addition to reserves we carry to cover exposure in our direct business, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability. As of December 31, 2022, we had $30.5 million of gross reserves and $2.1 million of net reserves for assumed reinsurance pool business. This compares to $31.0 million of gross loss and LAE reserves and $2.1 million of net loss and LAE reserves at December 31, 2021, and gross and net loss and LAE reserves of $31.5 million at December 31, 2020. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves relates to our participation in the ECRA voluntary pool. In 1982, the pool was dissolved and since that time, the business has been in run-off. During 2021, we entered into an agreement to transfer our ECRA pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations written during the period 1950 to 1982. This transaction had no significant impact on our 2021 results of operations.

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

Reinsurance Recoverables

Reinsurance recoverables were $1,964.5 million and $1,907.3 million at December 31, 2022 and December 31, 2021, respectively, of which $111.1 million and $100.4 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $50.7 million and $49.8 million at December 31, 2022 and December 31, 2021, respectively, and billed non-MCCA reinsurance recoverables totaled $60.4 million and $50.6 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, there were no billed non-MCCA recoverables outstanding greater than 90 days.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2022	2021	2020
(dollars in millions)
Fixed maturities	$239.3	$216.9	$222.5
Limited partnerships	35.7	68.2	16.7
Mortgage loans	16.1	18.0	17.5
Equity securities	12.0	15.6	14.8
Other investments	4.6	3.0	3.2
Investment expenses	(11.4)	(11.0)	(9.6)
Net investment income	$296.3	$310.7	$265.1
Earned yield, fixed maturities	3.04%	2.99%	3.33%
Earned yield, total portfolio	3.29%	3.70%	3.35%

The decrease in net investment income in 2022 was primarily due to lower limited partnership income, partially offset by the continued investment of operational cash flows and the impact of higher new money yields. The increase in net investment income in 2021 was primarily due to higher limited partnership income and, to a lesser extent, the continued investment of operational cash flows, partially offset by the impact of lower money yields. Income from partnerships can vary significantly from year to year based on the performance in the underlying portfolios. Lower income from our limited partnerships in 2022 reflects a more normalized return environment as compared to 2021, where performance was driven by substantial valuation increases across all private capital strategies, and which results are not indicative of the long-term targeted returns for this asset class. Partnership results in 2020, particularly early in the year, were negatively impacted by Pandemic-related business and financial market disruptions.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2022		2021
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,481.8	84.9%	$7,723.9	82.3%
Limited partnerships and other investments	397.5	4.5	333.4	3.6
Mortgage and other loans	388.6	4.4	434.0	4.6
Equity securities, at fair value	241.9	2.7	661.3	7.0
Cash and cash equivalents	305.0	3.5	230.9	2.5
Total cash and investments	$8,814.8	100.0%	$9,383.5	100.0%

CASH AND INVESTMENTS

Total cash and investments decreased $568.7 million, or 6.1%, for the year ended December 31, 2022, primarily due to net market value depreciation and the funding of financing activities, including our dividend payments and stock repurchases, partially offset by the continued investment of operational cashflows.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2022
(in millions)
Investment Type	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Loss	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$478.9	$420.2	$(58.7)	$(60.6)
Foreign government	2.3	2.2	(0.1)	(0.5)
Municipals:
Taxable	1,218.4	1,055.7	(162.7)	(186.5)
Tax-exempt	21.1	20.4	(0.7)	(1.5)
Corporate	4,064.3	3,729.9	(334.4)	(493.3)
Asset-backed:
Residential mortgage-backed	1,215.3	1,073.8	(141.5)	(142.9)
Commercial mortgage-backed	924.1	836.4	(87.7)	(109.7)
Asset-backed	370.1	343.2	(26.9)	(26.8)
Total fixed maturities	$8,294.5	$7,481.8	$(812.7)	$(1,021.8)

The change in net unrealized loss on fixed maturities was primarily due to higher prevailing interest rates and, to a lesser extent, wider credit spreads.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2022			2021
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,761.4	$5,192.4	69.4%	$4,867.5	$4,987.6	64.6%
2	Baa	2,177.1	1,949.4	26.1	2,302.2	2,380.4	30.8
3	Ba	160.3	153.4	2.0	216.9	225.2	2.9
4	B	178.9	171.3	2.3	123.2	125.3	1.6
5	Caa and lower	15.0	14.2	0.2	5.0	5.4	0.1
6	In or near default	1.8	1.1	—	—	—	—
Total fixed maturities		$8,294.5	$7,481.8	100.0%	$7,514.8	$7,723.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of our fixed maturity portfolio consisted of investment-grade securities at December 31, 2022 and 2021, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk.” Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2022			2021
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,614.2	$1,580.3	21.1%	$1,080.2	$1,108.3	14.3%
2-4 years	2,170.6	2,056.8	27.5	1,581.1	1,660.9	21.5
4-6 years	2,044.2	1,850.6	24.8	2,263.8	2,349.0	30.4
6-8 years	2,004.3	1,638.7	21.9	1,603.8	1,622.4	21.0
8-10 years	339.5	263.6	3.5	854.9	846.5	11.0
10+ years	121.7	91.8	1.2	131.0	136.8	1.8
Total fixed maturities	$8,294.5	$7,481.8	100.0%	$7,514.8	$7,723.9	100.0%
Weighted average duration		4.3			4.9
Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 4 - “Fair Value” in the Notes to Consolidated Financial Statements.

Limited partnerships and other investments consist primarily of our interest in corporate middle market and real estate limited partnerships. Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity or a combination thereof, of privately-held middle market businesses. Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, or as a practical expedient using the fund’s net asset value, with financial information provided by the partnership on a two or three month lag.

Mortgage and other loans consist of commercial mortgage loan participations, which represent our interest in commercial mortgage loans originated by a third-party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are primarily investment-grade quality and diversified by geographic area and property type.

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and a broadly diversified U.S. equity index exchange-traded fund.

Although we expect to invest new funds primarily in investment-grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in below investment grade fixed maturities, limited partnerships, common equity securities and other investment assets.

We deposit funds with various state and governmental authorities. See Note 2 – “Investments” in the Notes to Consolidated Financial Statements for additional information.

IMPAIRMENTS

For the years ended December 31, 2022, 2021 and 2020, we recognized net impairments of $16.7 million, $0.7 million and $26.3 million, respectively. In 2022, impairments consisted primarily of losses on intent to sell fixed maturity securities due to a transfer of certain investment management responsibilities to an external manager. In 2021, impairments primarily consisted of $1.3 million on fixed maturities, partially offset by recoveries of credit losses on mortgage loans. In 2020, impairments primarily consisted of $17.6 million on fixed maturities, primarily relating to intent to sell securities, and $6.7 million of estimated credit losses on mortgage loans.

At December 31, 2022 and 2021, the allowance for credit losses on mortgage loans was $3.2 million and $7.1 million, respectively, and the allowance for credit losses on available-for-sale securities was $2.1 million and $0.3 million, respectively.

There were no fixed maturity securities on non-accrual status at December 31, 2022 or 2021, and there was no effect on income for the year ended December 31, 2022. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the years ended December 31, 2021 and 2020 were not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2022 were $817.7 million, an increase of $769.7 million compared to December 31, 2021, primarily attributable to higher prevailing interest rates and, to a lesser extent, wider credit spreads. At December 31, 2022, gross unrealized losses consisted primarily of $337.7 million on corporate fixed maturities, $164.2 million on municipals, $142.1 million on residential mortgage-backed securities, $87.7 million on commercial mortgage-backed securities and $58.9 million on U.S. government securities. See also Note 2 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2022 and 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2022	2021
(in millions)
Due in one year or less	$2.4	$—
Due after one year through five years	108.9	0.7
Due after five years through ten years	382.0	19.4
Due after ten years	67.6	10.9
	560.9	31.0
Mortgage-backed and asset-backed securities	256.8	17.0
Total fixed maturities	$817.7	$48.0

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

The Federal Reserve (“the Fed”) increased the federal funds rate by 4.50% since the beginning of 2022 and has indicated that ongoing increases to the target range may be appropriate in 2023 in order to return inflation to 2 percent over time. The Fed has stated it will also continue to reduce the size of its balance sheet. Despite these efforts to tame pricing pressures in the U.S., inflation remains at high levels. The Fed's limited set of quantitative tightening tools may be insufficient to address certain drivers of price pressures, including supply and demand imbalances and energy price volatility derived from geopolitical risk. Tighter financial conditions for businesses and consumers are increasing the probability of a further economic slowdown in 2023.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The valuation of the investment portfolio is subject to risk resulting from interest rate fluctuations, which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed maturity sector, which comprises approximately 85% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs.

Interest rate fluctuations may also reduce net investment income and, as a result, profitability. In an increasing rate environment, the duration of our fixed maturity portfolio could lengthen as issuers choose not to exercise their option to call or prepay their debt. For this and other reasons, funds may not be available to invest at higher interest rates. Also, in a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2022 and 2021 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$905	$960	$1,015	$1,074	$1,135	$1,185	$1,230
Municipal securities	920	970	1,020	1,076	1,135	1,200	1,260
All other fixed maturity securities	4,770	4,945	5,135	5,332	5,540	5,760	5,990
Total December 31, 2022	$6,595	$6,875	$7,170	$7,482	$7,810	$8,145	$8,480
Total December 31, 2021	$6,645	$6,985	$7,345	$7,724	$8,100	$8,470	$8,865

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment grade fixed income securities across various sectors including U.S. government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt that is subject to interest rate risk, which was issued at fixed interest rates between 2.50% and 8.207%.

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $24 million at December 31, 2022 and approximately $66 million at December 31, 2021, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2022	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment gains (losses)	$(50.7)	$(23.1)	$(33.2)	$0.5	$—	$(106.5)
Other non-operating items	—	—	—	(0.5)	—	(0.5)
Discontinued life businesses, net of taxes	—	—	—	—	(0.8)	(0.8)

2021
Net realized and unrealized investment gains (losses)	$62.5	$26.9	$37.8	$(4.2)	$—	$123.0
Discontinued operations - Chaucer business, net of taxes	—	—	—	—	1.2	1.2
Discontinued life businesses, net of taxes	—	—	—	—	(2.5)	(2.5)

2020
Net realized and unrealized investment gains (losses)	$3.7	$1.5	$3.5	$(3.7)	$—	$5.0
Loss from repayment of debt	—	—	—	(6.2)	—	(6.2)
Other non-operating items	(0.6)	(0.3)	(0.7)	—	—	(1.6)
Discontinued operations - Chaucer business, net of taxes	—	—	—	—	0.4	0.4
Discontinued life businesses, net of taxes	—	—	—	—	(3.7)	(3.7)

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment losses were $106.5 million in 2022 compared to net realized and unrealized investment gains of $123.0 million and $5.0 million in 2021 and 2020, respectively. Net realized and unrealized investment losses in 2022 were primarily due to $63.3 million of net depreciation in the fair value of equity securities, from $26.7 million of net realized investment losses from sales of fixed maturities and, to a lesser extent, from impairment losses primarily on intent to sell fixed maturity securities. Net realized and unrealized investment gains in 2021 were primarily due to $119.1 million of appreciation in the fair value of our equity securities. Net realized and unrealized investment gains in 2020 were primarily due to net realized investment gains from sales and other of $17.9 million and, to a lesser extent, appreciation in the fair value of equity securities of $13.4 million, partially offset by impairment losses on investments.

In 2020, we repurchased all of our outstanding 6.35% subordinated debentures due March 30, 2053 with a net carrying value of $168.9 million, at a cost of $175.0 million, resulting in a pre-tax loss of $6.1 million. Additionally, in 2020 we repurchased a portion of our 7.625% senior debentures with a net carrying value of $0.8 million.

Our discontinued life businesses generated $0.8 million, $2.5 million and $3.7 million of after-tax losses during 2022, 2021 and 2020, respectively. These losses were from our former accident and health business, and primarily related to the long-term care pool. Our discontinued Chaucer business produced $1.2 million and $0.4 million of after-tax income during 2021 and 2020, respectively. Income from this business in 2021 resulted from the release of certain tax positions, due to the expirations of certain statutes of limitations.

INCOME TAXES

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

The provision for income taxes from continuing operations was an expense of $27.2 million, $101.3 million, and $82.8 million in 2022, 2021 and 2020, respectively. These amounts resulted in consolidated effective tax rates of 18.9%, 19.4% and 18.6% on pre-tax income for 2022, 2021 and 2020, respectively. The provisions in 2022, 2021 and 2020 reflect benefits related to tax planning strategies implemented in prior years of $1.4 million, $4.6 million and $9.2 million, respectively. The provisions in 2022, 2021 and 2020 also included excess tax benefits related to stock-based compensation of $3.2 million, $2.6 million and $2.1 million, respectively. In addition, the provision for 2021 includes a net benefit related to prior years’ federal research tax credits of $1.7 million. Absent these items, the provision for income taxes for 2022, 2021 and 2020 would have been expenses of $31.8 million, $110.2 million and $94.1 million, respectively, or 22.1% for 2022, 21.1% for 2021 and 21.2% for 2020. The higher effective tax rate in 2022 is primarily due to lower income from continuing operations in the current year.

The income tax provision on operating income was an expense of $51.1 million, $80.0 million and $92.6 million for 2022, 2021 and 2020, respectively. These provisions resulted in effective tax rates for operating income of 20.4%, 20.1% and 20.7% in 2022, 2021 and 2020, respectively. The provisions for 2022, 2021 and 2020 reflect the aforementioned excess tax benefits related to stock-based compensation. The provision for 2021 also reflects the aforementioned net benefit related to prior years’ federal research tax credits. Absent these items, the provision for income taxes for 2022, 2021 and 2020 would have been expenses of $54.3 million, $84.3 million and $94.7 million, or 21.6% for 2022 and 21.2% for 2021 and 2020.

During 2021, we recorded increases in reserves related to uncertain tax positions of $2.0 million as an expense in continuing operations. We also recorded decreases in reserves related to uncertain tax positions, due to the expirations of certain statutes of limitations during 2021 and 2020. The 2021 reserve release of $1.1 million was recorded as a benefit to income from discontinued Chaucer business, net of taxes. The 2020 reserve release of $0.5 million was recorded as a benefit to the income (loss) from discontinued life businesses, net of taxes. We are subject to U.S. federal and state examinations and foreign examinations for years after 2018. The audit of our Massachusetts corporate excise tax years 2017 and 2018 was settled in October 2022. The audit of our 2019 Illinois business income tax commenced in May 2022.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. As a result of these transactions, we were able to realize capital losses carried forward and release the valuation allowance recorded against the deferred tax asset related to those losses. The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income. Previously unrealized benefits of $1.4 million, $4.6 million and $9.2 million, attributable to non-operating income, were recognized as part of our income from continuing operations during 2022, 2021 and 2020, respectively. The remaining amount of $5.6 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

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

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We determined our discount rate for the qualified benefit plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2022 and 2021, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plan were 6.00% and 3.25% as of December 31, 2022 and 2021, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years. The qualified benefit plan held assets consisting of approximately 90% fixed maturities and 10% equity securities at December 31, 2022.

The expected return on asset assumption was 3.75% in both 2022 and 2021. Asset returns are reflected net of administrative expenses.

Net actuarial losses related to the qualified benefit plan of $12.5 million were reflected as changes to accumulated other comprehensive income in both 2022 and 2021. Net actuarial losses in 2022 and 2021 resulted from lower than expected investment returns during the year, partially offset by an increase in the discount rate. In 2022 and 2021, amortization of actuarial losses from prior years was $4.4 million and $2.1 million, respectively.

Expenses related to our qualified benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our qualified benefit plan was $1.5 million for 2022 compared to a pre-tax benefit of $2.3 million for 2021. As a result of lower than expected market returns in 2022, partially offset by an increase in the discount rate, our pension benefit related to our qualified benefit plan is expected to be an expense of $6.2 million in 2023.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified benefit plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(5.8)
Change in 2023 Expense	(0.7)
25 basis point decrease
Change in Benefit Obligation	6.0
Change in 2023 Expense	0.7
Expected Return on Plan Assets -
25 basis point increase
Change in 2023 Expense	(0.9)
25 basis point decrease
Change in 2023 Expense	0.9

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

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2022	2021
(in millions)
Total Statutory Capital and Surplus	$2,690.4	$2,720.0

The statutory capital and surplus for our insurance subsidiaries decreased $29.6 million during 2022. This decrease was primarily driven by unrealized investment losses, primarily due to changes in the fair value of equity securities, and the payment of a $100.0 million dividend to its parent company, partially offset by an increase in underwriting profits and, to a lesser extent, an increase in admitted deferred tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2022 and 2021, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2022	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,291.7	$645.9	207%	415%

DECEMBER 31, 2021
The Hanover Insurance Company	$1,187.7	$593.9	228%	456%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $100.0 million, $255.0 million and $245.0 million in dividends, which were provided to the holding company in 2022, 2021 and 2020, respectively.

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

Net cash provided by operating activities was $722.3 million during 2022, as compared to $823.7 million during 2021 and $707.6 million in 2020. The $101.4 million decrease in cash provided in 2022 as compared to 2021 was primarily due to an increase in loss and LAE payments and, to a lesser extent, higher operating expenses and federal income tax payments made in 2022, partially offset by an increase in premiums received. The $116.1 million increase in cash provided in 2021 as compared to 2020 was primarily due to increased premiums and, to a lesser extent, a decrease in federal income tax payments, partially offset by higher loss and LAE payments.

Net cash used in investing activities was $507.6 million during 2022, as compared to $460.2 million during 2021 and $608.8 million in 2020. During 2022, 2021 and 2020, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments.

Net cash used in financing activities was $140.6 million during 2022, as compared to $253.2 million during 2021 and $193.9 million in 2020. During 2022, cash used in financing activities primarily resulted from the payment of quarterly dividends to shareholders, and, to a lesser extent, from repurchases of common stock through the open market. During 2021, cash used in financing activities primarily resulted from repurchases of common stock through the open market and the payment of quarterly dividends to shareholders. During 2020, cash used in financing activities primarily resulted from repurchases of common stock through both an accelerated share repurchase agreement and the open market, the repayment of subordinated debentures and the payment of quarterly dividends to shareholders, partially offset by cash received from the issuance of senior debentures.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2022, we paid dividends that totaled $108.9 million. This included three quarterly dividends of $0.75 per share and one quarterly dividend of $0.81 per share. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2022, THG, as a holding company, held approximately $333.5 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2023 holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2022, we repurchased approximately 0.2 million shares, at an aggregate cost of $30.8 million. As of December 31, 2022, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank ("FHLB") to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At December 31, 2022, we had borrowing capacity of $120.9 million. There were no borrowings outstanding under this short-term facility at December 31, 2022; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million, (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios. We currently have no borrowings under this agreement and had no borrowings during 2022. The LIBOR rate, upon which Adjusted LIBOR is based, is in the process of being discontinued. During 2021, certain key tenors of LIBOR were extended with a new cessation date of June 20, 2023. Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At December 31, 2022, we were in compliance with the covenants of our debt and credit agreements.

FINANCING OBLIGATIONS AND OTHER ESTIMATED OPERATING PAYMENTS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. Annual payments are related to the contractual principal and interest payments of these financing obligations as of December 31, 2022, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, as discussed below, we expect payments related to our loss and LAE obligations, payments in support of the obligations of our benefit plans and for commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments.

Our debt obligations include senior debentures of $61.8 million due in 2025, which pay an annual interest rate of 7.625%, senior debentures of $375.0 million due in 2026, which pay annual interest at a rate of 4.50%, and senior debentures of $300.0 million due in 2030, which pay annual interest at a rate of 2.50%. Additionally, we carry subordinated debentures of $50.1 million due in 2027, which pay interest at an annual rate of 8.207%. Interest associated with this debt includes $33.2 million due in one year or less and $118.5 million due after one year.

Our subsidiaries are lessees with a number of leases, consisting primarily of equipment, real estate and fleet vehicles. Our lease obligations include $16.5 million due in one year or less and $35.7 million due after one year.

We currently have obligations to pay benefits under our qualified and non-qualified defined benefit pension and post-retirement benefit plans. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; however, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. Estimated payments to be made for non-qualified pension, postretirement, and postemployment benefits totaled $3.7 million due in one year or less and $25.6 million due after one year. These estimated payments extend until 2032; however, it is likely that payments will be required beyond 2032. Estimates of these payments and the payment patterns are based upon historical experience. The ultimate payment amount for our pension and postretirement benefit plans is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and then ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

Our investment commitments relate primarily to limited partnerships and were $56.1 million due in one year or less and $129.5 million due after one year.

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. The total gross loss and LAE reserve payments expected to be made in one year or less of $2,456.1 million and after one year of $4,556.5 million are estimates based principally on historical experience.

CONTINGENCIES AND REGULATORY MATTERS

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators determined were disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes; and (c) a reassessment of rates in light of exposures, loss experience and economic conditions. Regulatory restrictions on rate increases, underwriting, policy terms, and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

Draft legislation was proposed in several state legislatures and in the United States Congress that sought to require insurers to retroactively pay unfunded Pandemic business interruption claims that insurance policies do not cover, to impose presumptions on insurance policy interpretation, and/or to mandate prospective pandemic coverage. The impact of such legislation, were it to be adopted, would, according to a statement of the NAIC on March 25, 2020, “create substantial solvency risks” for the property and casualty insurance sector, “significantly undermine the ability of insurers to pay other types of claims, and potentially exacerbate the negative financial and economic impacts the country is currently experiencing.” Industry trade groups further assert that any such legislation would be violative of basic contract law and well-founded principles of constitutional law. Federal stimulus programs such as the CARES Act and the American Rescue Plan Act of 2021 provided financial support to individuals and businesses during the Pandemic and could mitigate the political pressure to continue advancing such proposed legislation.

Proposals were also considered at the federal level to establish government-funded pandemic insurance programs, possibly similar to the federal terrorism risk insurance program. Discussion on such competing proposals may continue, but it is premature to estimate their potential impact, if any, on our business.

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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes, including development on prior years’ catastrophe loss reserves. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in insured property losses from U.S. direct writers and affects a significant number of property and casualty policyholders and insurers. In limited instances where the impact of an event extends across multiple geographic areas or time periods, but is not within the specific parameters established by PCS, we may determine that certain losses are better included within the same catastrophe event. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss,” a property loss event that causes approximately $5 million or more in company insured losses and affects in excess of one hundred policyholders. For the international business across our Core Commercial and Specialty businesses, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

Cede; cedent; ceding company – When a party reinsures its liability with another party, it “cedes” business and is referred to as the “cedent” or “ceding company.”

Core Commercial – Commercial property and casualty coverages provided to small and mid-sized business in the United States, generally with annual premiums, per policy, up to $250,000, primarily through the commercial multiple peril, commercial automobile and workers’ compensation lines of business.

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

Excess of loss reinsurance – Reinsurance that indemnifies the insured against all or a specific portion of losses under reinsured policies in excess of a specified dollar amount or “retention.”

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

Marine insurance – In Specialty, this is a type of coverage developed for insuring businesses against physical losses to property such as contractor’s equipment, builder’s risk and goods in transit. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels, ocean and other means of transportation and communication. In the context of Personal Lines, this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

Morbidity – Morbidity relates to the occurrence of illness, disability or other physical or psychological impairment, whether temporary or permanent, for insured risks. Morbidity is a key assumption for long-term care insurance and other forms of individual and group health benefits.

Partner agents; partner agencies; partner independent agents; agency partners; business partners – Independent agents (agencies) are self-employed, commission-based businesses who generally represent, and sell insurance policies provided by several insurance companies. We have appointed and developed mutually beneficial relationships with a limited number of independent agents who are demonstrated experts in their field, growth-oriented and align with our strategy. Although we may refer to those agencies as “partner agents,” these are not legally binding “partnerships,” but rather an opportunity for both the agent (agencies) and THG to work together and achieve common goals.

Peril – A cause of loss.

Property insurance – Insurance that provides coverage for tangible property in the event of loss, damage or loss of use.

Rate (Core Commercial and Specialty) – Represents the average change in premium on renewed policies caused by the base rate changes, discretionary pricing, and inflation, excluding the impact of changes in policy level exposure or insured risks.

Rate (Personal Lines) – Represents the estimated cumulative premium effect of approved rate actions applied to policies at renewal. Actual written rate changes may differ, as not all policies are retained. Personal Lines rate changes do not include inflation or changes in policy level exposure or insured risks.

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

Reinstatement premium – A pro-rata reinsurance premium that may be charged to us by our reinsurers. A reinstatement premium may be contractually required to be charged for restoring an amount of reinsurance coverage reduced as the result of a reinsurance loss payment that depletes or exhausts a reinsurance treaty or treaty layer. Reinsurance reinstatement premiums accrued by us are accounted for as a reduction in net premiums earned rather than as an “expense.” For certain reinsurance treaties, a ceding commission adjustment is recorded commensurate with a reinstatement premium accrual. A ceding commission is a fee paid by a reinsurance company to a direct writer to cover the costs of issuing the policy and is recorded as a contra-expense.

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

Renewal price(ing) increase or decrease (Core Commercial and Specialty) – Represents the average change in premium on renewed policies caused by the estimated net effect of base rate changes, discretionary pricing, specific inflationary changes or changes in policy level exposure or insured risks.

Renewal price(ing) increase or decrease (Personal Lines) – Represents the average change in premium on policies charged at renewal caused by the net effects of filed rate, inflation adjustments or other changes in policy level exposure or insured risks. Actual written price changes may differ, as not all policies are retained.

Risk based capital (“RBC”) – A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for our property and casualty companies is capital and surplus, adjusted for the non-tabular reserve discount applicable to our assumed discontinued accident and health insurance business. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital.

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

Specialty – There is no accepted industry definition of “Specialty,” but for our purpose Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty, Marine, and Surety and Other. Specialty Property and Casualty coverage includes program business (provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. When discussing net premiums written and other financial measures of our specialty businesses, we may include non-specialty premiums that are written as part of the entire account.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Hanover Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules I, II, III, V and VI listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 14 to the consolidated financial statements, loss and loss adjustment expense reserves were $7 billion as of December 31, 2022. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes. As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting or business mix, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves. The principal considerations for our determination that performing procedures relating to the valuation of loss and loss adjustment expense reserves is a critical audit matter are the significant judgment by management when developing their estimate. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various analytical methods and factors used by management in developing the estimate, such as historical loss patterns and other relevant quantitative and qualitative factors, which related to the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information. Also, our audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and loss adjustment expense reserves, including controls over the analytical methods applied and development of qualitative and quantitative factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in either (i) developing an independent estimate of the reserves using historical loss patterns, and other relevant quantitative and qualitative factors, which related to the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, for reserves by line of business or coverage on a test basis, and comparison of this independent estimate to management’s actuarially determined reserves; or (ii) on a test basis for reserves by line of business or coverage, evaluating the appropriateness of management’s analytical methods and reasonableness of factors for determining the reserve balances. Performing these procedures involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2023

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions, except per share data)
Revenues
Premiums	$5,252.3	$4,770.2	$4,527.4
Net investment income	296.3	310.7	265.1
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(26.5)	4.6	17.9
Net change in fair value of equity securities	(63.3)	119.1	13.4
Recoveries (impairments) on investments:
Credit-related recoveries (impairments)	(1.9)	0.3	(9.8)
Losses on intent to sell securities	(14.8)	(1.0)	(16.5)
	(16.7)	(0.7)	(26.3)
Total net realized and unrealized investment gains (losses)	(106.5)	123.0	5.0
Fees and other income	26.5	23.9	27.3
Total revenues	5,468.6	5,227.8	4,824.8
Losses and expenses
Losses and loss adjustment expenses	3,623.4	3,134.2	2,845.2
Amortization of deferred acquisition costs	1,093.2	982.7	951.0
Interest expense	34.1	34.0	37.1
Loss on repayment of debt	—	—	6.2
Other operating expenses	573.9	555.6	540.5
Total losses and expenses	5,324.6	4,706.5	4,380.0
Income from continuing operations before income taxes	144.0	521.3	444.8
Income tax expense (benefit):
Current	73.7	77.5	105.9
Deferred	(46.5)	23.8	(23.1)
Total income tax expense	27.2	101.3	82.8
Income from continuing operations	116.8	420.0	362.0
Discontinued operations:
Income from Chaucer business, net of taxes	—	1.2	0.4
Loss from discontinued life businesses, net of taxes	(0.8)	(2.5)	(3.7)
Net income	$116.0	$418.7	$358.7
Earnings per common share:
Basic:
Income from continuing operations	$3.28	$11.70	$9.61
Discontinued operations:
Income from Chaucer business, net of taxes	—	0.03	0.01
Loss from discontinued life businesses, net of taxes	(0.02)	(0.06)	(0.10)
Net income per share	$3.26	$11.67	$9.52
Weighted average shares outstanding	35.6	35.9	37.7
Diluted:
Income from continuing operations	$3.23	$11.52	$9.50
Discontinued operations:
Income from Chaucer business, net of taxes	—	0.03	0.01
Loss from discontinued life businesses, net of taxes	(0.02)	(0.06)	(0.09)
Net income per share	$3.21	$11.49	$9.42
Weighted average shares outstanding	36.1	36.4	38.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Net income	$116.0	$418.7	$358.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(822.6)	(243.2)	210.6
Having credit losses recognized in the Consolidated Statements of Income	(3.7)	—	1.5
Total available-for-sale securities	(826.3)	(243.2)	212.1
Pension and postretirement benefits:
Net actuarial gains (losses) arising in the period	(5.7)	(9.8)	3.1
Amortization recognized as net periodic benefit and postretirement cost	4.3	2.7	4.7
Total pension and postretirement benefits	(1.4)	(7.1)	7.8
Total other comprehensive income (loss), net of tax	(827.7)	(250.3)	219.9
Comprehensive income (loss)	$(711.7)	$168.4	$578.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2022	2021
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,294.5 and $7,514.8)	$7,481.8	$7,723.9
Equity securities, at fair value	241.9	661.3
Other investments	786.1	767.4
Total investments	8,509.8	9,152.6
Cash and cash equivalents	305.0	230.9
Accrued investment income	54.5	49.8
Premiums and accounts receivable, net	1,601.4	1,469.5
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,964.5	1,907.3
Deferred acquisition costs	604.8	552.0
Deferred income tax asset	199.2	—
Goodwill	178.8	178.8
Other assets	493.0	606.3
Assets of discontinued businesses	86.2	107.1
Total assets	$13,997.2	$14,254.3
Liabilities
Loss and loss adjustment expense reserves	$7,012.6	$6,447.6
Unearned premiums	2,954.2	2,734.9
Expenses and taxes payable	731.7	907.7
Deferred income tax liability	—	60.8
Reinsurance premiums payable	70.3	55.1
Debt	782.4	781.6
Liabilities of discontinued businesses	120.4	121.7
Total liabilities	11,671.6	11,109.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,913.1	1,887.2
Accumulated other comprehensive income (loss)	(705.5)	122.2
Retained earnings	2,988.8	2,983.2
Treasury stock at cost (24.9 and 25.0 million shares)	(1,871.4)	(1,848.3)
Total shareholders’ equity	2,325.6	3,144.9
Total liabilities and shareholders’ equity	$13,997.2	$14,254.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,887.2	1,857.4	1,837.3
Settlement and prepayment of accelerated share repurchases	—	5.0	4.4
Employee and director stock-based awards and other	25.9	24.8	15.7
Balance at end of year	1,913.1	1,887.2	1,857.4
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	184.9	428.1	216.0
Net appreciation (depreciation) on available-for-sale securities	(826.3)	(243.2)	212.1
Balance at end of year	(641.4)	184.9	428.1
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(62.7)	(55.6)	(63.4)
Net amount arising in the period	(5.7)	(9.8)	3.1
Net amount recognized as net periodic benefit cost	4.3	2.7	4.7
Balance at end of year	(64.1)	(62.7)	(55.6)
Total accumulated other comprehensive income (loss)	(705.5)	122.2	372.5
Retained Earnings
Balance at beginning of year	2,983.2	2,668.0	2,410.9
Cumulative effect of accounting change, net of taxes	—	—	(0.9)
Balance at beginning of year, as adjusted	2,983.2	2,668.0	2,410.0
Net income	116.0	418.7	358.7
Dividends to shareholders	(110.4)	(103.5)	(100.7)
Balance at end of year	2,988.8	2,983.2	2,668.0
Treasury Stock
Balance at beginning of year	(1,848.3)	(1,696.3)	(1,485.2)
Shares purchased at cost	(30.8)	(167.6)	(217.2)
Net shares reissued at cost under employee stock-based compensation plans	7.7	15.6	6.1
Balance at end of year	(1,871.4)	(1,848.3)	(1,696.3)
Total shareholders’ equity	$2,325.6	$3,144.9	$3,202.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Cash Flows From Operating Activities
Net income	$116.0	$418.7	$358.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from repayment of debt	—	—	6.2
Net realized investment (gains) losses	106.4	(123.5)	(5.1)
Net amortization and depreciation	12.9	16.9	18.2
Stock-based compensation expense	29.0	22.9	20.1
Amortization of defined benefit plan costs	5.5	3.4	6.0
Deferred income tax expense (benefit)	(46.5)	23.9	(23.0)
Change in deferred acquisition costs	(52.8)	(74.5)	(10.2)
Change in premiums receivable, net of reinsurance premiums payable	(116.7)	(123.4)	(84.0)
Change in loss, loss adjustment expense and unearned premium reserves	784.7	677.0	437.9
Change in reinsurance recoverable	(57.2)	(32.9)	(60.0)
Change in expenses and taxes payable	3.3	179.0	67.5
Other, net	(62.3)	(163.8)	(24.7)
Net cash provided by operating activities	722.3	823.7	707.6
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,106.3	1,564.4	1,317.5
Proceeds from disposals of equity securities and other investments	488.4	286.3	172.8
Purchase of fixed maturities	(1,960.2)	(2,112.7)	(1,829.1)
Purchase of equity securities and other investments	(124.3)	(190.2)	(255.1)
Capital expenditures	(17.8)	(8.0)	(14.9)
Net cash used in investing activities	(507.6)	(460.2)	(608.8)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	13.3	20.5	6.3
Proceeds from debt borrowings, net	—	—	296.4
Dividends paid to shareholders	(108.9)	(102.2)	(99.5)
Repayment of debt	—	—	(175.8)
Repurchases of common stock	(30.8)	(162.6)	(212.8)
Other financing activities	(14.2)	(8.9)	(8.5)
Net cash used in financing activities	(140.6)	(253.2)	(193.9)
Net change in cash and cash equivalents	74.1	110.3	(95.1)
Cash and cash equivalents, beginning of year	230.9	120.6	215.7
Cash and cash equivalents, end of year	$305.0	$230.9	$120.6
Supplemental Cash Flow Information
Interest payments	$33.3	$33.4	$33.9
Income tax payments, net	$107.8	$74.0	$97.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 12 – “Segment Information.” The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former accident and health insurance business.

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

Realized investment gains and losses on sales are reported as a component of revenues based upon specific identification of the investment assets sold. Impairments are reported as realized investment losses, and include credit losses (and any subsequent recoveries) on fixed maturities and mortgage participations, and intent to sell impairment losses on fixed maturities. Changes in the fair value of equity securities are reported in net realized and unrealized investment gains (losses), including increases and decreases in fair value on securities that are still held, and realized gains and losses on securities that have been sold.

The Company reviews fixed maturity securities in an unrealized loss position and assesses whether it intends to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the debt security meets either of these two criteria, an intent to sell impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If neither of the above criteria are met, the credit loss portion of the unrealized loss is recorded through earnings and the non-credit portion remains in other comprehensive income. Credit losses are estimated by comparing the amortized cost of the fixed maturity security with the net present value of the security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the security’s cash flows at the impairment measurement date. Credit losses are recorded through an allowance for credit losses and recoveries of impairments on fixed maturities are recognized as reversals of the allowance for credit losses. The allowance for credit losses is limited to the amount that fair value is less than amortized cost and therefore, increases in the fair value of investments due to reasons other than credit could result in decreases in the allowance and an increase in net income.

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

F. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944, Financial Services – Insurance, have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, the aggregate amount of all losses or claims in a particular line or book of business, or an aggregate amount of losses associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled. Allowances are established for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant credit losses from individual reinsurers.

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

H. GOODWILL AND INTANGIBLE ASSETS

The Company carries its goodwill at cost, net of amortization accumulated prior to January 1, 2002, and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but, rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment. At December 31, 2022 and 2021, the Company held goodwill of $178.8 million. At December 31, 2022 and 2021, the Company held intangible assets of $15.5 million and $16.0 million, respectively.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company performed its annual review of goodwill for impairment in the fourth quarters of 2022 and 2021 with no impairments recognized. During 2022, the Company recognized $0.5 million in impairments related to an intangible asset with an indefinite life. The Company recognized no impairments related to indefinite-lived intangible assets in 2021.

I. LIABILITIES FOR LOSSES, LAE AND UNEARNED PREMIUMS

Liabilities for outstanding claims, losses, and loss adjustment expenses (“LAE”) are estimates of payments to be made for reported losses and LAE and estimates of losses and LAE incurred but not reported (“IBNR”). These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns, and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid losses are deducted from the liability for unpaid claims.

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

J. Debt

The Company’s debt at December 31, 2022 includes senior and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 5 – “Debt and Credit Arrangements.”

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses, and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premiums written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2022 and 2021. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

L. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. federal jurisdiction and various state jurisdictions. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 21%.

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

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under U.S. federal tax law. Consideration is given to all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are established if, based on available information, it is determined that it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in income tax expense or as an adjustment to other comprehensive income (loss), depending on the nature of the item for which the valuation allowance is being recorded.

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

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2022, 2021 and 2020 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants, and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS would be equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

The Company did not adopt any new accounting standards during the year ended December 31, 2022. An assessment was made regarding the effect that adoption of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") would have on the Company's consolidated financial statements. There were no new accounting standards issued in the year ended December 31, 2022 that are expected to have a material effect on the Company's financial position or results of operations.

In October 2020, the FASB issued Accounting Standards Codification (“ASC”) Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This guidance clarifies, for each reporting period, that an entity should reevaluate whether a callable debt security with multiple call dates is required to amortize any premium to the next call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2020 and should be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company implemented this guidance effective January 1, 2021, and it did not have a material impact on its financial position or results of operations.

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

2. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2022
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$478.9	$—	$478.9	$0.2	$58.9	$420.2
Foreign government	2.3	—	2.3	—	0.1	2.2
Municipal	1,239.5	—	1,239.5	0.8	164.2	1,076.1
Corporate	4,066.4	(2.1)	4,064.3	3.3	337.7	3,729.9
Residential mortgage-backed	1,215.3	—	1,215.3	0.6	142.1	1,073.8
Commercial mortgage-backed	924.1	—	924.1	—	87.7	836.4
Asset-backed	370.1	—	370.1	0.1	27.0	343.2
Total fixed maturities	$8,296.6	$(2.1)	$8,294.5	$5.0	$817.7	$7,481.8

DECEMBER 31, 2021
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$394.3	$—	$394.3	$9.3	$7.4	$396.2
Foreign government	2.2	—	2.2	0.4	—	2.6
Municipal	1,176.2	—	1,176.2	32.6	8.0	1,200.8
Corporate	3,931.5	(0.3)	3,931.2	174.5	15.6	4,090.1
Residential mortgage-backed	1,068.2	—	1,068.2	12.4	11.0	1,069.6
Commercial mortgage-backed	802.4	—	802.4	26.6	4.6	824.4
Asset-backed	140.3	—	140.3	1.3	1.4	140.2
Total fixed maturities	$7,515.1	$(0.3)	$7,514.8	$257.1	$48.0	$7,723.9

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2022 and 2021, fixed maturities with fair values of $132.5 million and $106.6 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 5 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program. Additionally, at December 31, 2022 and 2021, fixed maturities with fair values of $281.7 million and $303.4 million, respectively, were on deposit with various state governmental authorities or trustees.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2022
(in millions)	Amortized Cost, net of Allowance for Credit Losses	Fair Value
Due in one year or less	$318.7	$316.3
Due after one year through five years	2,433.5	2,326.4
Due after five years through ten years	2,644.5	2,264.6
Due after ten years	388.3	321.1
	5,785.0	5,228.4
Mortgage-backed and asset-backed securities	2,509.5	2,253.4
Total fixed maturities	$8,294.5	$7,481.8

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale fixed maturities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)
	2022	2021	2020
Net appreciation, beginning of year	$184.9	$428.1	$216.0
Net appreciation (depreciation) on available-for-sale fixed maturities	(1,044.2)	(302.1)	280.2
Benefit (provision) for deferred income taxes	217.9	58.9	(68.1)
	(826.3)	(243.2)	212.1
Net appreciation (depreciation), end of year	$(641.4)	$184.9	$428.1

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2022 and 2021, including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2022	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$15.8	$237.3	$43.1	$160.7	$58.9	$398.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	64.9	595.5	99.3	386.6	164.2	982.1
Corporate	202.2	2,786.2	118.2	489.8	320.4	3,276.0
Residential mortgage-backed	51.6	642.0	90.5	387.6	142.1	1,029.6
Commercial mortgage-backed	48.7	663.2	39.0	164.4	87.7	827.6
Asset-backed	11.0	234.8	16.0	75.1	27.0	309.9
Total investment grade	394.3	5,160.9	406.1	1,664.2	800.4	6,825.1
Below investment grade:
Corporate	13.5	253.2	3.8	17.3	17.3	270.5
Total fixed maturities	$407.8	$5,414.1	$409.9	$1,681.5	$817.7	$7,095.6

DECEMBER 31, 2021	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.3	$98.0	$5.1	$101.3	$7.4	$199.3
Municipal	7.9	480.8	0.1	2.5	8.0	483.3
Corporate	13.6	599.6	0.4	7.5	14.0	607.1
Residential mortgage-backed	11.0	653.5	—	—	11.0	653.5
Commercial mortgage-backed	4.6	204.0	—	—	4.6	204.0
Asset-backed	1.4	91.5	—	—	1.4	91.5
Total investment grade	40.8	2,127.4	5.6	111.3	46.4	2,238.7
Below investment grade:
Corporate	1.6	95.8	—	—	1.6	95.8
Total fixed maturities	$42.4	$2,223.2	$5.6	$111.3	$48.0	$2,334.5

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

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $388.6 million and $434.0 million at December 31, 2022 and 2021, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party. For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2022	2021
(in millions)
Property Type:
Office	$149.3	$154.8
Apartments	103.9	125.5
Retail	52.7	61.4
Hotel	48.9	62.0
Industrial	37.0	37.4
Allowance for credit losses	(3.2)	(7.1)
Total	$388.6	$434.0

DECEMBER 31	2022	2021
(in millions)
Geographic Region:
South Atlantic	$103.2	$108.8
Pacific	92.5	93.0
Mid-Atlantic	58.1	58.9
New England	47.8	58.2
West South Central	33.0	48.6
East North Central	21.0	27.7
Mountain	13.6	18.5
Other	22.6	27.4
Allowance for credit losses	(3.2)	(7.1)
Total	$388.6	$434.0

At December 31, 2022, scheduled maturities of mortgage participations and other loans were as follows: due in 2023 - $6.7 million; in 2024 - $46.4 million; 2025 - $96.3 million; 2026 - $51.5 million and thereafter - $187.7 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties, and loans may be refinanced. During 2022, the Company did not refinance any loans based on terms that differed from current market rates.

In determining estimated credit losses on mortgage participations and other loans, the Company evaluates several factors, including credit risk. The amortized cost of mortgage participations and other loans by credit ratings and year of origination was as follows:

DECEMBER 31, 2022	Year of Origination
(in millions)	Prior to 2018	2018	2019	2020	2021	2022	Total
Credit Quality
Aaa/Aa/A	$137.7	$36.0	$47.2	$27.3	$61.7	$10.0	$319.9
Baa	37.4	—	—	—	—	—	37.4
Ba and lower	28.5	—	—	6.0	—	—	34.5
Amortized cost	$203.6	$36.0	$47.2	$33.3	$61.7	$10.0	$391.8
Allowance for credit losses							(3.2)
Amortized cost, net of allowance for credit losses							$388.6

Other investments also include interests in limited partnerships of $387.9 million and $319.9 million at December 31, 2022 and December 31, 2021, respectively.

E. OTHER

At December 31, 2022 and 2021, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders' equity included securities of the U.S. government and U.S. government-sponsored agencies, as well as mortgage participations with a highly rated single third-party of $388.6 million and $425.7 million, respectively.

At December 31, 2022, there were contractual investment commitments of up to $231.6 million.

3. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Fixed maturities	$239.3	$216.9	$222.5
Limited partnerships	35.7	68.2	16.7
Mortgage loans	16.1	18.0	17.5
Equity securities	12.0	15.6	14.8
Other investments	4.6	3.0	3.2
Gross investment income	307.7	321.7	274.7
Less: investment expenses	(11.4)	(11.0)	(9.6)
Net investment income	$296.3	$310.7	$265.1

The change in fair value of limited partnerships measured using NAV is reported in net investment income, of which $2.0 million of holding losses were related to securities still owned at December 31, 2022, $17.1 million of holding gains and $6.9 million of holding losses were related to securities still owned at December 31, 2021 and 2020, respectively.

There were no fixed maturity securities on non-accrual status at December 31, 2022 or 2021, and there was no effect on income for the year ended December 31, 2022. The effects of non-accruals for the years ended December 31, 2021 and 2020, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities were not material.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments, including impairments, were as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Equity securities	$(63.3)	$119.1	$13.4
Fixed maturities	(45.2)	1.7	(4.2)
Other investments	(0.3)	1.5	2.5
Mortgage loans	2.3	0.7	(6.7)
Net realized and unrealized investment gains	$(106.5)	$123.0	$5.0

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Net gains (losses) recognized during the period	$(63.3)	$119.1	$13.4
Less: net gains (losses) recognized on equity securities sold during the period	(42.7)	2.2	(19.8)
Net unrealized gains (losses) recognized during the period on equity securities still held	$(20.6)	$116.9	$33.2

Impairments

Included in net realized and unrealized investment gains (losses) for the years ended December 31, 2022, 2021 and 2020, were net impairments of investment securities totaling $16.7 million, $0.7 million and $26.3 million, respectively. In 2022, impairments consisted of $18.5 million on fixed maturities, partially offset by recoveries of $1.8 million of estimated credit losses on mortgage loans. Impairments on fixed maturities included $14.8 million related to intent to sell securities and $3.7 million of estimated credit losses. In 2021, impairments consisted of $1.3 million on fixed maturities, offset by recoveries of $0.6 million of estimated credit losses on mortgage loans. In 2020, impairments primarily consisted of $17.6 million on fixed maturities and $6.7 million of estimated credit losses on mortgage loans. Impairments on fixed maturities included $16.5 million relating to intent to sell securities and $1.1 million of estimated credit losses.

At December 31, 2022 and 2021, the allowance for credit losses on mortgage loans was $3.2 million and $7.1 million, respectively, and the allowance for credit losses on available-for-sale securities was $2.1 million and $0.3 million, respectively.

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

The proceeds from sales of available-for-sale fixed maturities, and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Proceeds from sales	$489.0	$485.0	$264.1
Gross gains	4.4	6.4	9.9
Gross losses	34.1	16.9	2.9

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

•

Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; government or monetary authority support programs; tax policies; and delinquency/default trends; and in the case of non-agency collateralized mortgage obligations, severity of loss upon default and length of time to recover proceeds following default.

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

The Company utilizes a third-party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value, and such values are classified as Level 1. The Company holds certain equity securities that have been issued by privately-held entities that do not have an active market and for which the pricing service cannot provide fair values. The Company estimates fair value for these securities based on prices from recent financing rounds, which may be adjusted for liquidity and other factors, or based on the issuer’s book value and market multiples, and reports them as Level 3. Additionally, the Company may obtain non-binding broker quotes, which are reported as Level 3.

OTHER INVESTMENTS

Other investments primarily include mortgage participations and limited partnerships not subject to the equity method of accounting. The fair values of limited partnerships not subject to the equity method of accounting are based on the NAV provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,481.8	$7,481.8	$7,723.9	$7,723.9
Fair Value through Net Income:
Equity securities	241.9	241.9	661.3	661.3
Other investments	131.8	131.8	143.8	143.8
Amortized Cost/Cost:
Other investments	432.3	401.0	450.8	472.9
Cash and cash equivalents	305.0	305.0	230.9	230.9
Total financial instruments	$8,592.8	$8,561.5	$9,210.7	$9,232.8

Financial Liabilities carried at:
Amortized Cost:
Debt	$782.4	$713.9	$781.6	$845.5

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During 2022 and 2021, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$420.2	$282.7	$137.5	$—
Foreign government	2.2	—	2.2	—
Municipal	1,076.1	—	1,066.8	9.3
Corporate	3,729.9	—	3,729.8	0.1
Residential mortgage-backed, U.S. agency backed	974.0	—	974.0	—
Residential mortgage-backed, non-agency	99.8	—	99.8	—
Commercial mortgage-backed	836.4	—	828.9	7.5
Asset-backed	343.2	—	343.2	—
Total fixed maturities	7,481.8	282.7	7,182.2	16.9
Equity securities	241.9	234.4	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,727.3	$517.1	$7,182.2	$28.0

	DECEMBER 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$396.2	$221.5	$174.7	$—
Foreign government	2.6	—	2.6	—
Municipal	1,200.8	—	1,186.8	14.0
Corporate	4,090.1	—	4,090.0	0.1
Residential mortgage-backed	1,069.6	—	1,069.6	—
Commercial mortgage-backed	824.4	—	813.1	11.3
Asset-backed	140.2	—	140.2	—
Total fixed maturities	7,723.9	221.5	7,477.0	25.4
Equity securities	661.3	651.2	—	10.1
Other investments	4.3	—	—	4.3
Total investment assets at fair value	$8,389.5	$872.7	$7,477.0	$39.8

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2022 and 2021, the fair values of these investments were $128.2 million and $139.5 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.0	$305.0	$—	$—
Other investments	401.0	—	6.0	395.0
Total financial instruments	$706.0	$305.0	$6.0	$395.0
Liabilities:
Debt	$713.9	$—	$713.9	$—

	DECEMBER 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230.9	$230.9	$—	$—
Other investments	472.9	—	2.8	470.1
Total financial instruments	$703.8	$230.9	$2.8	$470.1
Liabilities:
Debt	$845.5	$—	$845.0	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2022	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in total net realized and unrealized investment losses	—	—	—	—	(3.3)	(3.3)
Included in other comprehensive loss - net depreciation on available-for-sale securities	(1.1)	—	(1.1)	(2.2)	—	(2.2)
Sales	(3.6)	—	(2.7)	(6.3)	—	(6.3)
Balance at end of year	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Changes in unrealized losses for the period included in other comprehensive loss for assets held at the end of the year	$(1.1)	$—	$(1.1)	$(2.2)	$—	$(2.2)

YEAR ENDED DECEMBER 31, 2021	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	4.6	4.6
Included in other comprehensive loss - net appreciation (depreciation) on available-for-sale securities	(0.1)	—	(0.5)	(0.6)	0.3	(0.3)
Purchases and sales:
Purchases	10.0	—	—	10.0	—	10.0
Sales	(2.9)	(0.4)	(0.6)	(3.9)	—	(3.9)
Balance at end of year	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Changes in unrealized losses for the period included in other comprehensive loss for assets held at the end of the year	$—	$—	$(0.5)	$(0.5)	$—	$(0.5)

During the years ended December 31, 2022 and 2021, there were no transfers between Level 2 and Level 3, and the Company held no Level 3 liabilities for the years ended December 31, 2022 and 2021.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

DECEMBER 31,			2022		2021
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$9.3		$14.0
	cash flow	Small issue size		4.5 - 6.8% (6.6%)		4.5 - 6.8% (6.5%)
Corporate	Discounted	Discount for:	0.1		0.1
	cash flow	Small issue size		2.5% (2.5%)		2.5% (2.5%)
		Above-market coupon		0.3% (0.3%)		0.3% (0.3%)
Commercial	Discounted	Discount for:	7.5		11.3
mortgage-backed	cash flow	Small issue size		3.0 - 3.1% (3.0%)		1.9 - 3.1% (2.7%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.1	N/A	1.3	N/A
	Internal price based	Discount for:	6.4		8.8
	on financing round	Market liquidity		27.0% (27.0%)		N/A
Other	Discounted cash flow	Discount rate	3.6	17.2% (17.2%)	4.3	16.1% (16.1%)

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

5. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2022	2021
(in millions)
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing September 1, 2030	300.0	300.0
Senior debentures maturing October 15, 2025	61.8	61.8
Subordinated debentures maturing February 3, 2027	50.1	50.1
Total principal debt	786.9	786.9
Unamortized debt issuance costs	(4.5)	(5.3)
Total	$782.4	$781.6

The Company held $375.0 million par value of 4.5% unsecured senior debentures at December 31, 2022 and 2021, that were issued on April 8, 2016, and mature on April 15, 2026. The Company also held $300.0 million aggregate principal amount of 2.50% unsecured senior debentures, issued on August 24, 2020 and maturing September 1, 2030 at December 31, 2022 and 2021.

Additionally, the Company had outstanding 7.625% unsecured senior debentures with a par value of $61.8 million as of December 31, 2022 and 2021, maturing on October 15, 2025. All of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held subordinated debentures maturing February 3, 2027 which had a par value of $50.1 million as of December 31, 2022 and 2021, and pay cumulative dividends semi-annually at 8.207%.

Membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock were $6.0 million and $2.8 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had pledged government agency securities with a fair value of $132.5 million and $106.6 million, respectively, as collateral for periodic short-term borrowings with the FHLB. There were no borrowings outstanding with the FHLB at December 31, 2022 or 2021.

At December 31, 2022, the Company had a $200.0 million credit agreement which expires in April 2024. The Company had no borrowings under this agreement as of December 31, 2022.

Interest expense was $34.1 million, $34.0 million, and $37.1 million in 2022, 2021 and 2020, respectively. At December 31, 2022, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

6. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Income from continuing operations before income taxes	$144.0	$521.3	$444.8
Income tax expense (benefit):
Current	$73.7	$77.5	$105.9
Deferred	(46.5)	23.8	(23.1)
Total income tax expense	$27.2	$101.3	$82.8

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Expected income tax expense	$30.3	$109.5	$93.4
Nondeductible expenses	3.1	2.3	1.8
Stock-based compensation windfall benefit	(3.2)	(2.6)	(2.1)
Tax difference related to investment disposals and maturities	(1.4)	(4.6)	(9.2)
Dividend received deduction	(1.0)	(1.2)	(1.1)
Current year federal tax credits	(0.4)	(0.5)	—
Prior years' federal research tax credits	—	(1.7)	—
Other, net	(0.2)	0.1	—
Income tax expense	$27.2	$101.3	$82.8
Effective tax rate	18.9%	19.4%	18.6%

The following are the components of the Company’s deferred tax assets and liabilities, excluding those associated with its discontinued operations.

DECEMBER 31	2022	2021
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$185.6	$170.0
Investments, net	144.3	—
Employee benefit plans	8.4	7.2
Other	7.3	11.4
Total deferred tax assets	345.6	188.6
Deferred tax liabilities:
Deferred acquisition costs	127.0	115.9
Software capitalization	19.4	24.9
Investments, net	—	108.6
Total deferred tax liabilities	146.4	249.4
Net deferred tax asset (liability)	$199.2	$(60.8)

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized; therefore there was no valuation allowance required at December 31, 2022 or 2021.

In prior years, the Company completed several transactions which resulted in, for tax purposes only, realized gains in its investment portfolio. As a result of these transactions, the Company was able to utilize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses. The releases of these valuation allowances were recorded as a benefit in accumulated other comprehensive income. Previously unrealized benefits of $1.4 million, $4.6 million and $9.2 million, were recognized as part of income from continuing operations during 2022, 2021 and 2020, respectively. The remaining amount of $5.6 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Liability at beginning of year, net	$2.0	$0.9	$1.3
Additions for tax positions of current year	0.2	2.0	—
Subtractions as a result of a lapse of the applicable statute of limitations	—	(0.9)	(0.4)
Liability at end of year, net	$2.2	$2.0	$0.9

There were no tax positions at December 31, 2022, 2021 and 2020 for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For the years ended December 31, 2022, 2021 and 2020 the Company recognized a de minimis amount of net interest and has not recognized any penalties associated with unrecognized tax benefits. During both 2021 and 2020, the Company released accrued interest of $0.1 million due to the expiration of a statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2018. The audit of the Company’s Massachusetts corporate excise tax for years 2017 and 2018 was settled in October 2022. The audit of the Company’s 2019 Illinois business income tax commenced in May 2022.

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

As of January 1, 2005, the defined benefit pension plans were frozen, and since that date no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). As of December 31, 2022, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $9.8 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2022	2021	2020
Discount rate - qualified plan	6.00%	3.25%	3.00%
Discount rate - non-qualified plan	6.00%	3.25%	2.88%
Cash balance interest crediting rate	3.00%	3.00%	3.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
Qualified plan
Discount rate	3.25%	3.00%	3.75%
Expected return on plan assets	3.75%	3.75%	4.75%
Cash balance interest crediting rate	3.00%	3.00%	3.50%
Non-qualified plan
Discount rate	3.25%	2.88%	4.00%

The expected rates of return were determined using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2022 expected return on plan assets of 3.75% reflects long-term expectations and is consistent with prior year based upon long-term market expectations and expense management efforts. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

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

The following table provides its year-end 2022 target allocations and actual invested asset allocations at December 31, 2022 and 2021.

DECEMBER 31	2022 TARGET LEVELS	2022	2021
Fixed income securities:
Fixed maturities	88%	88%	88%
Money market funds	2%	2%	1%
Total fixed income securities	90%	90%	89%
Equity securities	10%	10%	11%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2022 and 2021. Refer to Note 4 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy.

DECEMBER 31	2022				2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$42.7	$28.3	$—	$14.4	$64.5	$48.5	$—	$16.0
Money market mutual funds	6.5	6.5	—	—	7.2	7.2	—	—
Total investments at fair value	$49.2	$34.8	$—	$14.4	$71.7	$55.7	$—	$16.0

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2022 and 2021 include actively traded mutual funds and U.S. Treasury bonds, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2022 and 2021 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

The Plan also holds investments measured at fair value using NAV based on the value of the underlying investments, which is determined independently by the investment manager and have not been included in the table above. These include cash, investments in commingled pools and investment-grade fixed income securities held in a custom fund, and other commingled pools that primarily invest in publicly traded common stocks. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction. The fair values of these investments are as follows:

DECEMBER 31	2022	2021
Fixed maturities	$284.7	$354.0
Equity securities	37.6	52.3
Total investments carried at NAV	$322.3	$406.3

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2022	2021
(in millions)
Balance at beginning of period	$16.0	$19.1
Less: Assets transferred to Level 1 investments	(2.0)	(3.5)
Return on plan assets related to assets still held	0.4	0.4
Balance at end of year	$14.4	$16.0

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2022 and 2021.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$458.6	$483.3	$31.0	$33.0
Interest cost	14.3	14.0	1.0	0.9
Actuarial gains	(78.0)	(5.2)	(4.5)	(0.1)
Benefits paid	(33.2)	(33.5)	(3.0)	(2.8)
Benefit obligation, end of year (1)	361.7	458.6	24.5	31.0
Change in plan assets:
Fair value of plan assets, beginning of period	478.0	510.7	—	—
Actual return on plan assets	(73.3)	0.8	—	—
Contributions	—	—	3.0	2.8
Benefits paid	(33.2)	(33.5)	(3.0)	(2.8)
Fair value of plan assets, end of year	371.5	478.0	—	—
Funded status of the plans	$9.8	$19.4	$(24.5)	$(31.0)
(1)
The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Actuarial gains related to the change in the benefit obligation for the Company’s qualified benefit plan were $78.0 million for the year ended December 31, 2022, compared to $5.2 million for the year ended December 31, 2021. Actuarial gains related to the change in the benefit obligation for the Company’s non-qualified benefit plan were $4.5 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. For both plans, the actuarial gains in 2022 and 2021 primarily reflect increases in the discount rate due to increases in corporate bond interest rates. Actuarial gains in 2021 were partially offset by less favorable mortality experience.

Components of Net Periodic Pension (Benefit) Cost

The components of total net periodic pension (benefit) cost are as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Interest cost	$15.3	$14.9	$18.3
Expected return on plan assets	(17.2)	(18.4)	(22.2)
Recognized net actuarial loss	5.2	3.2	5.8
Net periodic pension (benefit) cost	$3.3	$(0.3)	$1.9

The following table reflects the total amounts recognized in accumulated other comprehensive income (loss) relating to the defined benefit pension plans as of December 31, 2022 and 2021.

DECEMBER 31	2022	2021
(in millions)
Net actuarial loss	$79.4	$76.6

The unrecognized net actuarial gains or losses which exceed 10% of the greater of the projected benefit obligations or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2023. The Company expects to contribute $2.8 million to its non-qualified pension plan to fund 2023 benefit payments.

Benefit Payments

YEARS ENDED DECEMBER 31	2023	2024	2025	2026	2027	2028-2032
(in millions)
Qualified pension plan	$37.6	$36.6	$34.9	$33.7	$33.1	$140.0
Non-qualified pension plan	$2.8	$2.7	$2.6	$2.5	$2.4	$10.4

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2022. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2022, 2021 and 2020. The Company’s expense for this matching provision was $26.4 million, $25.2 million and $24.1 million for 2022, 2021 and 2020, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts.
8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in other comprehensive income (loss).

YEARS ENDED DECEMBER 31	2022			2021			2020
		Tax			Tax			Tax
	Pre-	Benefit	Net of	Pre-	Benefit	Net of	Pre-	Benefit	Net of
(in millions)	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(1,079.4)	$226.6	$(852.8)	$(300.1)	$63.0	$(237.1)	$274.6	$(57.7)	$216.9
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	(10.2)	2.2	(8.0)	(0.2)	0.1	(0.1)	1.3	(0.2)	1.1
Amount of (gains) losses realized from sales and other recognized in Consolidated Statements of Income	26.9	(7.0)	19.9	(3.0)	(3.9)	(6.9)	(13.5)	(6.4)	(19.9)
Amount of credit-related impairments recognized in Consolidated Statements of Income	3.7	(0.8)	2.9	0.2	(0.1)	0.1	1.2	(0.3)	0.9
Amount of additional impairment losses recognized in Consolidated Statements of Income	14.8	(3.1)	11.7	1.0	(0.2)	0.8	16.6	(3.5)	13.1
Net unrealized gains (losses)	(1,044.2)	217.9	(826.3)	(302.1)	58.9	(243.2)	280.2	(68.1)	212.1
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial gains (losses)	(7.2)	1.5	(5.7)	(12.4)	2.6	(9.8)	3.9	(0.8)	3.1
Amortization of net actuarial losses recognized as net periodic benefit cost	5.5	(1.2)	4.3	3.4	(0.7)	2.7	6.0	(1.3)	4.7
Total pension and postretirement benefits	(1.7)	0.3	(1.4)	(9.0)	1.9	(7.1)	9.9	(2.1)	7.8
Other comprehensive income (loss)	$(1,045.9)	$218.2	$(827.7)	$(311.1)	$60.8	$(250.3)	$290.1	$(70.2)	$219.9

Reclassifications out of accumulated other comprehensive income (loss) were as follows:

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$(26.7)	$3.0	$13.4	Net realized gains (losses) from sales and other
	(18.5)	(1.3)	(17.6)	Recoveries (impairments) losses on investments
	(45.2)	1.7	(4.2)	Total before tax
	10.9	4.2	10.2	Income tax benefit (expense)
	(34.3)	5.9	6.0	Continuing operations; net of tax
	(0.2)	0.1	(0.1)	Discontinued life businesses
	(34.5)	6.0	5.9	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(5.5)	(3.4)	(6.0)	Loss adjustment expenses and other operating expenses (1)
	1.2	0.7	1.3	Income tax benefit (expense)
	(4.3)	(2.7)	(4.7)	Continuing operations; net of tax
Total reclassifications for the period	$(38.8)	$3.3	$1.2	Benefit (expense) reflected in income, net of tax
(1)
The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2022, 2021 and 2020.

9. STOCK-BASED COMPENSATION PLANS

On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and authorized the issuance of 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2022 Stock Plan provides for the granting of the same types of awards as the 2014 Stock Plan, which includes stock options and stock appreciation rights ("SARS"), restricted and unrestricted stock, stock units, performance-based stock awards and cash awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.2 shares. As of December 31, 2022, there were 3,399,209 shares available for grants under the 2022 Stock Plan.

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 2,500,000 shares under such plan. As of December 31, 2022, 2,295,360 shares were available for grant under the ESPP Plan.

Compensation cost for the years ended December 31, 2022, 2021 and 2020 totaled $29.0 million, $22.9 million and $20.1 million, respectively. Related tax benefits were $6.1 million, $4.8 million and $4.2 million, respectively.

STOCK OPTIONS

Under the 2022 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2022, 2021 and 2020 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2022		2021		2020
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,230,211	$99.14	1,282,278	$93.64	1,121,559	$87.88
Granted	140,339	139.51	178,040	115.35	242,598	118.34
Exercised	(279,499)	87.95	(225,338)	80.24	(54,721)	75.86
Forfeited or cancelled	(10,199)	121.39	(4,769)	118.01	(27,158)	112.18
Outstanding, end of year	1,080,852	$107.07	1,230,211	$99.14	1,282,278	$93.64
Exercisable, end of year	755,953	$98.82	845,429	$91.10	852,804	$82.76

Cash received for options exercised for the years ended December 31, 2022, 2021 and 2020 was $11.1 million, $18.0 million and $3.9 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $16.0 million, $12.2 million and $2.7 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2022, 2021 and 2020 was $2.4 million, $2.0 million and $0.4 million, respectively. The aggregate intrinsic value at December 31, 2022 for shares outstanding and shares exercisable was $30.9 million and $27.4 million, respectively. At December 31, 2022, the weighted average remaining contractual life for shares outstanding and shares exercisable was 6.1 years and 5.1 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2022 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$40.01 to $54.61	46,825	1.00	$52.63	46,825	$52.63
$66.14 to $66.26	68,310	2.16	66.14	68,310	66.14
$74.30 to $77.91	60,103	3.14	77.83	60,103	77.83
$82.39 to $92.68	94,777	4.26	85.19	94,146	85.14
$104.11 to $113.32	161,707	5.17	104.30	161,707	104.30
$115.35 to $117.22	300,803	7.27	116.20	187,886	116.70
$118.54 to $139.51	348,327	7.96	126.80	136,976	118.54

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2022, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $28.54, $20.96 and $14.45, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2022	2021	2020
Dividend yield	2.150%	2.427%	2.193% to 2.805%
Expected volatility	24.254% to 32.174%	24.115% to 31.315%	17.671% to 24.495%
Weighted average expected volatility	28.08%	27.45%	18.10%
Risk-free interest rate	1.562% to 1.803%	0.194% to 1.046%	0.262% to 1.042%
Expected term, in years	2.5 to 7.0	2.5 to 6.5	2.5 to 6.5

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

The fair value of shares that vested during the years ended December 31, 2022 and 2021 was $4.5 million and $1.0 million, respectively. As of December 31, 2022, the Company had unrecognized compensation expense of $2.3 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.3 years.

RESTRICTED STOCK UNITS

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the 2022 Stock Plan, the Company may award shares of restricted stock, restricted stock units, as well as shares of unrestricted stock. Restricted stock grants may vest based upon performance criteria, market criteria or continued employment and be in the form of shares or units. Vesting periods are established by the Committee.

The Company granted both market-based and performance-based restricted share units in 2022, 2021 and 2020. These units generally vest after three years of continued employment and after the achievement of certain performance targets. The Company also granted time-based restricted stock units to eligible employees in 2022, 2021 and 2020 that generally vest after three years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	380,100	$117.60	350,480	$116.37	335,166	$109.55
Granted	151,193	138.52	173,963	115.69	143,128	117.72
Vested	(123,158)	119.48	(119,645)	111.30	(94,993)	94.54
Forfeited	(29,879)	123.60	(24,698)	117.17	(32,821)	115.74
Outstanding, end of year	378,256	$124.88	380,100	$117.60	350,480	$116.37
Performance and market-based restricted stock units:
Outstanding, beginning of year	113,848	$115.92	97,043	$119.59	86,252	$110.70
Granted	47,954	140.36	62,143	114.66	54,415	105.10
Vested	(39,338)	122.42	(43,506)	122.27	(40,601)	80.92
Forfeited	(3,301)	120.66	(1,832)	116.90	(3,023)	124.78
Outstanding, end of year	119,163	$122.81	113,848	$115.92	97,043	$119.59

In 2022, 2021 and 2020, the Company granted market-based awards totaling 19,057, 37,848, and 21,379, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

In 2022, 2021 and 2020, the Company also granted performance-based restricted stock units totaling 28,897, 21,401 and 19,504, respectively to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity) and has the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In 2022, included in the amounts granted above are 7,988 shares related to 2019 performance-based awards that achieved a payout in excess of 100%. The weighted average grant date fair value of these awards was $119.36. In 2021, 14,501 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2018. The weighted average grant date fair value of these awards was $122.27. In 2020, 13,532 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2017. The weighted average grant date fair value of these awards was $80.92.

Included in 2022 are 1,282 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2019. The weighted average grant date fair value of these awards was $133.44. During 2022, 2021 and 2020, there were 1,043 shares, 932 shares, and 1,949 shares, respectively, of market-based awards that forfeited. Also, during 2022, 2021 and 2020 there were 976 shares, 900 shares, and 1,074 shares, respectively, of performance-based awards that forfeited.

The increase in fair value from grant date of restricted stock and restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $1.2 million and $4.5 million, respectively. The increase in the fair value from grant date for performance and market-based restricted stock units that vested in 2022 and 2020 were $0.6 million and $2.0 million, respectively; however, for 2021 there was no increase in fair value from grant date.

At December 31, 2022, the fair value of outstanding restricted stock units was $47.2 million and the weighted average remaining contractual life was 1.2 years. The fair value of outstanding performance and market-based restricted stock units was $14.6 million and the weighted average remaining contractual life was 1.1 years. As of December 31, 2022, there was $24.1 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a weighted average period of 1.7 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

10. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2022	2021	2020
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	35.6	35.9	37.7
Dilutive effect of securities:
Employee stock options	0.2	0.3	0.2
Non-vested stock grants	0.3	0.2	0.2
Diluted shares used in the calculation of earnings per share	36.1	36.4	38.1
Per share effect of dilutive securities on income from continuing operations	$(0.05)	$(0.18)	$(0.11)
Per share effect of dilutive securities on net income	$(0.05)	$(0.18)	$(0.10)

Diluted earnings per share during 2022, 2021 and 2020 excludes 0.1 million, 0.2 million and 0.4 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program the Company had approximately $330 million available at December 31, 2022. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2020, pursuant to the terms of an accelerated share repurchase agreement, the Company paid $100.0 million and received 0.9 million shares of its common stock. The Company also repurchased approximately 0.2 million, 1.2 million and 1.1 million shares through open market purchases during 2022, 2021 and 2020, respectively.

11. DIVIDEND RESTRICTIONS

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or statutory net income less net realized gains. Hanover Insurance declared and paid dividends to its parent totaling $100.0 million in 2022, $255.0 million in 2021 and $245.0 million in 2020. At January 1, 2023, the maximum dividend payable without prior approval was $168.3 million. In May 2023, the maximum dividend declared payable without prior approval will increase by $100.0 million to a total amount of $268.3 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared and paid ordinary dividends to its parent, Hanover Insurance, totaling $72.0 million and $90.0 million in 2022 and 2021, respectively. In 2020, an extraordinary dividend of $82.0 million was declared and paid by Citizens. Accordingly, Citizens cannot declare a further dividend without prior approval until November 2023, at which time the maximum dividend declared payable without prior approval will be $68.9 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

12. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty ("Specialty P&C"), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental businesses. During the first quarter of 2022, the Company disaggregated its former Commercial Lines segment into Core Commercial and Specialty segments. Prior periods reflect this new presentation. This presentation is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. For 2022, this consisted of interest on the Company’s senior and subordinated debentures.

Management evaluates the results of its segments based on operating income before income taxes, excluding interest expense on debt. Operating income before income taxes excludes certain items which are included in net income, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before interest expense and income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before income taxes should not be construed as a substitute for income before income taxes or income from continuing operations and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Operating revenues:
Core Commercial	$2,090.7	$1,960.7	$1,832.2
Specialty	1,256.5	1,099.2	1,036.1
Personal Lines	2,213.7	2,028.5	1,931.4
Other	14.2	16.4	20.1
Total	5,575.1	5,104.8	4,819.8
Net realized and unrealized investment gains (losses)	(106.5)	123.0	5.0
Total revenues	$5,468.6	$5,227.8	$4,824.8
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$(28.7)	$(7.5)	$57.5
Net investment income	136.2	146.5	124.2
Other expense	(0.6)	(1.0)	(3.6)
Core Commercial operating income	106.9	138.0	178.1
Specialty:
Underwriting income	124.7	69.4	48.8
Net investment income	62.1	62.9	51.1
Other expense	(0.8)	(0.4)	(2.6)
Specialty operating income	186.0	131.9	97.3
Personal Lines:
Underwriting income (loss)	(104.2)	65.1	132.9
Net investment income	86.8	89.4	76.7
Other income	8.6	4.0	2.9
Personal Lines operating income (loss)	(8.8)	158.5	212.5
Other:
Underwriting loss	(1.2)	(1.0)	(4.3)
Net investment income	11.2	11.9	13.1
Other expense	(9.0)	(7.0)	(12.0)
Other operating income (loss)	1.0	3.9	(3.2)
Operating income before interest expense and income taxes	285.1	432.3	484.7
Interest on debt	(34.1)	(34.0)	(37.1)
Operating income before income taxes	251.0	398.3	447.6
Non-operating income (loss) items:
Net realized and unrealized investment gains (losses)	(106.5)	123.0	5.0
Net loss from repayment of debt	—	—	(6.2)
Other non-operating items	(0.5)	—	(1.6)
Income from continuing operations before income taxes	$144.0	$521.3	$444.8

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2022	2021
(in millions)	Identifiable Assets
Property and Casualty	$13,911.0	$14,147.2
Assets of discontinued businesses	86.2	107.1
Total	$13,997.2	$14,254.3

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

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

At December 31, 2022 and 2021, the portion of the discontinued accident and health business that was directly assumed had assets of $84.3 million and $87.7 million, respectively, consisting primarily of invested assets, and liabilities of $91.1 million and $92.3 million, respectively, consisting primarily of policy liabilities. At December 31, 2022 and 2021, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued accident and health and life operations for the years ended December 31, 2022, 2021 and 2020, resulted in losses, net of taxes, of $0.8 million, $2.5 million and $3.7 million, respectively. For the years ended December 31, 2022, 2021 and 2020, income tax benefits related to this business were $0.2 million, $0.7 million and $1.7 million, respectively.

13. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants, and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound, based upon an ongoing review of financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, collections history, advice from third parties, and the analysis and guidance of the Company’s reinsurance advisors.

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

In 2021, the MCCA Board voted unanimously to return approximately $3.0 billion of its estimated surplus to policyholders through its member insurance companies. Since policyholders are the ultimate payers of the MCCA premium, this return of MCCA surplus was passed through to policyholders. The refund was paid to policyholders and was recorded as a refund of premium transaction in the Company’s financial statements, reducing both direct written premium and ceded written premium. There was no effect on net written premium or net earned premium. The total amount of the refund was approximately $183.2 million, comprised of $179.1 million for personal automobile and $4.1 million for commercial automobile policyholders. Direct and ceded premium numbers in the table below reflect this refund.

Additionally, in 2019, Michigan enacted major reforms to its prior system governing personal and commercial automobile insurance. Among other things, the reform legislation set forth cost saving measures for PIP claims, including MCCA-reinsured claims, that took effect in July 2021. The Company’s current estimate of MCCA reinsurance receivables was reduced for these potential future claim cost savings. This resulted in a $122.9 million decrease in MCCA reinsurance recoverables during 2021, and a corresponding decrease in MCCA ceded losses incurred. This estimate of MCCA reinsurance receivables is subject to change and will be revised further as the actual impacts of these cost saving measures emerge, if at all, in the future

The Company ceded to the MCCA premiums earned and losses and LAE incurred of $34.6 million and $32.6 million, respectively, in 2022. Including the refund of $183.2 million, during 2021 the Company’s MCCA net impact was to reduce both direct premiums earned and premiums ceded by $143.7 million. Including the decrease in the Company’s estimated MCCA reinsurance recoverables of $122.9 million, during 2021 the Company’s MCCA net impact was to reduce ceded incurred losses and LAE by $68.0 million. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $84.6 million and $99.2 million, respectively, in 2020.

The MCCA represented 44.9% of the total reinsurance receivable balance at December 31, 2022. Reinsurance recoverables related to the MCCA were $883.0 million and $901.8 million at December 31, 2022 and 2021, respectively. Since the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from the MCCA identified during the three years ending December 31, 2022, the Company believes it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Premiums written:(1)
Direct	$6,024.4	$5,310.7	$5,131.4
Assumed	56.4	33.6	23.1
Ceded	(604.3)	(350.9)	(556.0)
Net premiums written	$5,476.5	$4,993.4	$4,598.5
Premiums earned:(1)
Direct	$5,817.6	$5,131.3	$5,063.8
Assumed	47.6	27.7	24.6
Ceded	(612.9)	(388.8)	(561.0)
Net premiums earned	$5,252.3	$4,770.2	$4,527.4
Percentage of assumed to net premiums earned	0.9%	0.6%	0.5%
Losses and LAE:
Direct	$3,940.8	$3,407.1	$3,200.5
Assumed	44.2	17.7	15.9
Ceded(2)	(361.6)	(290.6)	(371.2)
Net losses and LAE	$3,623.4	$3,134.2	$2,845.2

(1)
Direct and ceded premiums written and earned in 2021 were reduced by the $183.2 million MCCA refund of premium, as discussed above.
(2)
The ceded losses and LAE in 2021 declined compared to 2020 primarily due to the decrease in MCCA incurred losses that resulted from Michigan automobile reform, as discussed above.

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

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends such as inflation, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line of business and coverage, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. Additionally, persistent supply chain disruptions emerging from the Pandemic and significant inflation in the U.S. economy, along with other factors outside the Company's control, such as those related to the Pandemic, including, among others, evolving driving patterns and court caseload backlogs.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE. Catastrophe losses were $402.6 million in both 2022 and 2021 and were $286.7 million in 2020. Included in 2022 were $165.0 million of catastrophe losses related to Winter Storm Elliott, which occurred in the fourth quarter.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Gross reserve for losses and LAE, beginning of year	$6,447.6	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6	1,574.8
Net loss and LAE reserves, beginning of year	4,753.8	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,656.0	3,205.3	2,877.8
Prior years	(32.6)	(71.1)	(32.6)
Total incurred losses and LAE	3,623.4	3,134.2	2,845.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,578.9	1,464.1	1,347.7
Prior years	1,534.3	1,298.7	1,194.7
Total payments	3,113.2	2,762.8	2,542.4
Net reserve for losses and LAE, end of year	5,264.0	4,753.8	4,382.4
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8	1,641.6
Gross reserve for losses and LAE, end of year	$7,012.6	$6,447.6	$6,024.0

The following table provides a summary of (favorable) unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Core Commercial	$(27.6)	$(27.5)	$(27.3)
Specialty	(28.2)	(18.5)	(10.5)
Personal Lines	22.0	(26.1)	1.0
Other	1.2	1.0	4.2
Total loss and LAE reserve development, including catastrophes	$(32.6)	$(71.1)	$(32.6)

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $32.6 million, $71.1 million and $32.6 million in 2022, 2021 and 2020, respectively.

2022

In 2022, net favorable loss and LAE development was $32.6 million, primarily as a result of net favorable development of $28.2 million in Specialty and net favorable development of $27.6 million in Core Commercial, partially offset by net unfavorable development of $22.0 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses of $26.3 million within the Professional and Executive division, lower than expected losses of $14.5 million in the surety line, and lower than expected losses of $10.9 million in the Marine division, partially offset by higher than expected losses of $23.5 million in the Specialty P&C division. Within Specialty P&C, higher than expected losses of $31.0 million in program business were partially offset by lower than expected losses in the specialty industrial line. The favorable development in Core Commercial was primarily due to lower than expected losses of $32.1 million within the workers’ compensation line in accident years 2013 through 2018 and 2020, and lower than expected losses of $16.4 million within the commercial multiple peril line, driven by favorable catastrophe loss development, partially offset by higher than expected losses of $18.0 million in the commercial automobile line, driven by higher bodily injury and personal injury protection losses in accident years 2016, 2018, 2019 and 2021. Core Commercial favorable catastrophe loss development within the commercial multiple peril line includes lower than expected losses related to certain 2021 events including winter storms, hurricane Ida, tornadoes, and other storms. The unfavorable development in Personal Lines was primarily due to higher than expected losses of $29.3 million in the homeowners line, primarily in accident year 2021. The net unfavorable development within homeowners was driven by higher than expected catastrophe losses related to certain 2021 events including Michigan hail storms and other wind storms, partially offset by lower than expected losses related to 2021 hurricane Ida, and higher than expected non-catastrophe losses due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021

In 2021, net favorable loss and LAE development was $71.1 million, primarily as a result of net favorable development of $27.5 million, $26.1 million and $18.5 million in the Core Commercial, Personal Lines and Specialty segments, respectively. The favorable development in Core Commercial was primarily due to lower than expected losses of $22.3 million within the workers’ compensation line in accident years 2014 through 2020, and lower than expected losses of $12.3 million within the commercial multiple peril line. Core Commercial favorable development within the commercial multiple peril line includes lower than expected losses related to 2020 hurricanes and civil unrest and, to a lesser extent, lower than expected losses related to certain 2017 through 2019 tornadoes and hurricanes. The favorable development in Personal Lines was primarily due to lower than expected losses of $24.8 million in the personal automobile line, driven by lower bodily injury and personal injury protection losses, primarily in accident year 2020. The favorable development in Specialty was primarily due to lower than expected losses of $14.4 million in the marine line in accident years 2019 and 2020, and lower than expected losses of $10.0 million in the surety line, primarily in accident years 2013 through 2016, 2018 and 2019, partially offset by higher than expected losses of $12.0 million in the Specialty P&C division primarily due to higher than expected losses in general liability lines.

2020

In 2020, net favorable loss and LAE development was $32.6 million, primarily as a result of net favorable development of $27.3 million in Core Commercial and net favorable development of $10.5 million in Specialty, partially offset by unfavorable development in the Other Segment. The favorable development in Core Commercial was primarily due to lower than expected losses of $34.9 million within the workers’ compensation line in accident years 2016 through 2019, partially offset by higher than expected losses of $15.6 million in the commercial automobile line, driven by higher bodily injury and personal injury protection losses, primarily in accident years 2017 through 2019. In addition, the Core Commercial favorable development includes lower than expected losses related to certain 2019 tornadoes, tropical storms, and winter storms and, to a lesser extent, lower than expected losses related to the 2017 and 2018 California wildfires, winter and other storms, and certain hurricanes. The favorable development in Specialty was primarily due to lower than expected losses of $20.6 million in the marine line, in accident years 2017 through 2019, partially offset by higher than expected losses of $10.1 million in the Professional and Executive lines. The unfavorable development in the Other Segment was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received during 2020 for the Excess and Casualty Reinsurance Association pool that primarily consists of asbestos and environmental exposures.

Carried Reserves

The table below summarizes the gross, ceded and net reserve for losses and LAE and reconciles to the incurred claims development in the following section. Within the Core Commercial segment, commercial multiple peril includes small commercial umbrella policies sold as an endorsement, and general liability and umbrella - occurrence which includes workers' compensation excess coverages.

YEARS ENDED DECEMBER 31	2022			2021
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,609.1	$(185.2)	$1,423.9	$1,378.5	$(153.2)	$1,225.3
Workers’ compensation	719.1	(125.2)	593.9	681.2	(113.9)	567.3
Commercial automobile liability	469.7	(21.8)	447.9	467.0	(23.1)	443.9
General liability and umbrella - occurrence	418.7	(121.8)	296.9	363.7	(89.5)	274.2
Other core commercial	134.3	(54.2)	80.1	100.6	(29.6)	71.0
Total Core Commercial	3,350.9	(508.2)	2,842.7	2,991.0	(409.3)	2,581.7
Specialty property & casualty	820.6	(278.8)	541.8	798.6	(287.5)	511.1
General liability - claims made	381.1	(18.7)	362.4	345.9	(18.6)	327.3
Other specialty	396.4	(66.5)	329.9	377.5	(82.7)	294.8
Total Specialty	1,598.1	(364.0)	1,234.1	1,522.0	(388.8)	1,133.2
Personal automobile liability	1,566.7	(820.6)	746.1	1,560.0	(838.4)	721.6
Homeowners	312.3	(2.8)	309.5	238.5	(4.0)	234.5
Other personal	119.1	(1.6)	117.5	69.9	(1.2)	68.7
Total Personal Lines	1,998.1	(825.0)	1,173.1	1,868.4	(843.6)	1,024.8
Total Other	65.5	(51.4)	14.1	66.2	(52.1)	14.1
Total loss and LAE reserves	$7,012.6	$(1,748.6)	$5,264.0	$6,447.6	$(1,693.8)	$4,753.8

Core Commercial - general liability and umbrella - occurrence is primarily comprised of the Company’s commercial monoline general liability and umbrella coverages. Other core commercial lines is primarily comprised of commercial property and product liability coverages. Specialty general liability - claims made is comprised of claims made coverages within the Professional and Executive lines primarily comprised of professional and management liability lines. Other specialty lines is primarily comprised of marine, surety, healthcare, and fidelity lines. Total Other is comprised of the Company's run-off voluntary assumed property and casualty reinsurance pools business and run-off direct asbestos and environmental business, which includes $57.1 million and $57.3 million of gross asbestos and environmental reserves as of December 31, 2022 and 2021, respectively.

Incurred claims development tables

For the following net reserve components, Core Commercial - commercial multiple peril, Core Commercial - workers’ compensation, Core Commercial - commercial automobile liability, Core Commercial - general liability and umbrella - occurrence, Specialty property & casualty, Specialty general liability - claims made, personal automobile liability and homeowners, the Company is presenting incurred claims development tables by accident year. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The tables presented below include cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE and IBNR balances at December 31, 2022. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2022 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2022.

Incurred claim count information presented represents claim frequency by individual claimant and measures the frequency of direct claim settlements that have resulted in or are expected to result in claim payments. Claim count information is presented in a manner consistent with that used in the quarterly loss reserving process. A single claim event, particularly in automobile lines, may result in multiple individual claimants and, therefore, multiple claim counts. Incurred claim counts are comprised of outstanding claims and those that are closed with a loss payment and exclude those that are closed without a loss payment. A single claim event may result in multiple claims closed with a payment when a claim is subsequently reopened with further payment. In this case, a reopened claim payment is counted as an incremental claim settlement. Claim count information is not available for direct and assumed participations in various involuntary pools and residual market mechanisms, which represent approximately 4% or less of the total net earned premium and net incurred claims for the lines presented. Incurred claim counts are also not adjusted for the effect of claims ceded as part of reinsurance programs, although the incurred losses and cumulative paid losses presented in the following tables are presented net of reinsurance ceded.

Core Commercial - commercial multiple peril
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2022
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2015	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2015	$398.1	$412.9	$418.6	$421.9	$419.0	$414.0	$410.1	$408.3	$10.6	14,497
2016		398.2	402.5	401.0	400.0	400.1	396.7	397.2	8.3	14,428
2017			473.9	481.1	487.5	491.5	494.0	493.6	17.4	15,359
2018				511.1	495.6	489.5	490.6	495.8	24.2	15,864
2019					520.2	527.0	533.1	542.6	44.8	14,948
2020						562.1	546.7	531.5	84.1	13,066
2021							673.5	658.7	130.9	14,753
2022								748.1	351.1	12,094
Total								$4,275.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2015	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2015	$152.9	$241.0	$289.6	$329.6	$358.5	$372.7	$379.6	$384.6
2016		128.7	215.2	261.9	306.8	331.8	347.7	365.4
2017			157.2	264.1	328.8	377.6	414.5	435.6
2018				165.7	274.1	326.4	362.9	403.6
2019					156.5	288.5	348.7	396.3
2020						200.8	318.6	364.2
2021							245.1	392.6
2022								198.2
Total								2,940.5
Total reserves for 2015 – 2022 accident years (incurred - paid)								1,335.3
Total reserves for 2014 and prior accident years								67.8
Unallocated loss adjustment expense								20.8
Net reserves at December 31, 2022								$1,423.9

Core Commercial - workers' compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2022
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2013	2014	2015	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2013	$133.0	$134.0	$126.0	$120.1	$121.0	$121.4	$121.1	$119.4	$118.9	$116.2	$6.1	9,178
2014		143.5	138.0	125.8	124.3	123.1	120.7	118.2	116.4	112.9	7.5	8,807
2015			157.0	136.0	132.1	125.8	122.2	119.0	116.3	113.8	10.5	8,911
2016				158.9	152.8	139.9	133.5	128.3	124.9	122.3	10.0	12,811
2017					159.6	148.7	139.9	136.7	132.4	129.6	11.0	13,415
2018						165.2	161.3	152.6	150.8	149.2	14.4	14,905
2019							170.5	165.0	162.9	163.2	16.7	15,307
2020								167.1	166.8	150.6	24.2	11,904
2021									178.5	180.8	30.9	14,040
2022										198.5	64.6	14,269
Total										$1,437.1

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2013	2014	2015	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2013	$24.0	$58.0	$78.9	$87.9	$94.8	$98.2	$101.2	$102.6	$104.0	$104.5
2014		25.7	58.5	75.3	85.0	89.8	93.7	96.2	97.6	98.5
2015			24.2	55.0	72.2	81.8	86.2	89.1	91.2	93.2
2016				29.2	67.0	84.4	93.3	97.2	100.1	102.1
2017					28.5	63.7	82.0	92.7	99.0	102.6
2018						32.2	72.0	91.7	104.2	112.0
2019							30.4	75.7	102.4	116.2
2020								28.8	71.4	91.8
2021									40.6	85.3
2022										41.4
Total										947.6
Total reserves for 2013 – 2022 accident years (incurred - paid)										489.5
Total reserves for 2012 and prior accident years										85.6
Unallocated loss adjustment expense and other										18.8
Net reserves at December 31, 2022										$593.9

Core Commercial - commercial automobile liability
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2022
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2016	$144.5	$144.9	$151.4	$161.6	$159.5	$160.8	$163.3	$—	10,944
2017		146.3	155.6	164.3	169.4	175.6	176.0	1.8	10,910
2018			170.1	157.6	162.9	171.5	176.1	6.0	10,613
2019				161.0	167.9	169.7	174.6	15.1	9,787
2020					153.2	141.5	140.2	34.0	5,895
2021						154.1	156.5	63.0	6,066
2022							157.5	100.1	5,374
Total							$1,144.2

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2016	$26.1	$56.5	$92.0	$125.1	$137.0	$143.8	$152.0
2017		24.9	64.8	95.5	125.8	144.4	160.9
2018			26.8	52.7	83.2	114.5	142.7
2019				27.1	64.5	94.8	126.5
2020					21.0	42.1	71.4
2021						17.7	45.2
2022							18.9
Total							717.6
Total reserves for 2016 – 2022 accident years (incurred - paid)							426.6
Total reserves for 2015 and prior accident years							16.4
Unallocated loss adjustment expense							4.9
Net reserves at December 31, 2022							$447.9

Core Commercial - general liability and umbrella - occurrence
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2022
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2013	2014	2015	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2013	$52.1	$44.4	$41.5	$50.4	$46.9	$42.5	$40.1	$39.6	$39.0	$38.6	$1.9	1,458
2014		70.7	48.9	57.9	60.8	53.8	54.0	53.4	54.0	54.0	3.5	1,442
2015			66.6	57.9	58.6	53.8	52.1	50.5	49.1	45.5	3.2	1,303
2016				58.5	61.0	57.8	55.8	53.7	54.5	54.2	5.5	1,199
2017					58.2	67.1	66.3	63.0	62.9	61.0	8.4	1,027
2018						58.8	61.1	60.3	63.3	63.2	13.5	952
2019							58.9	60.0	60.3	69.3	15.8	827
2020								56.2	58.9	53.4	29.1	518
2021									58.3	70.0	41.0	473
2022										63.3	50.5	395
Total										$572.5

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2013	2014	2015	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2013	$1.1	$5.3	$12.7	$21.7	$28.6	$32.7	$34.1	$34.9	$35.3	$35.3
2014		1.6	7.9	17.2	30.3	38.2	45.5	46.0	47.4	48.4
2015			1.4	7.5	14.1	25.5	32.6	37.3	38.3	40.7
2016				0.7	7.3	14.8	25.3	31.7	34.4	38.7
2017					2.3	9.0	19.3	27.1	33.9	42.6
2018						1.0	4.4	18.8	27.2	38.1
2019							4.3	8.7	16.5	28.2
2020								2.1	9.2	11.9
2021									1.5	6.6
2022										0.4
Total										290.9
Total reserves for 2013 – 2022 accident years (incurred - paid)										281.6
Total reserves for 2012 and prior accident years										11.9
Unallocated loss adjustment expense and other										3.4
Net reserves at December 31, 2022										$296.9

Specialty property & casualty
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2022
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2016	$157.9	$152.4	$153.4	$154.1	$156.6	$157.3	$158.9	$5.4	6,473
2017		189.6	185.3	190.1	193.9	195.6	199.1	10.1	6,862
2018			193.0	194.1	193.7	190.2	191.1	13.6	6,440
2019				212.2	209.4	225.7	237.1	24.0	6,496
2020					181.1	170.8	164.9	35.1	5,232
2021						202.9	213.9	63.0	5,897
2022							218.3	110.3	5,175
Total							$1,383.3

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2016	$40.5	$75.1	$95.3	$117.1	$126.9	$134.4	$143.7
2017		55.5	102.6	125.9	138.7	155.6	168.5
2018			56.0	107.9	124.9	140.3	158.6
2019				71.5	113.9	136.5	164.9
2020					40.4	84.0	101.2
2021						59.2	106.6
2022							60.7
Total							904.2
Total reserves for 2016 – 2022 accident years (incurred - paid)							479.1
Total reserves for 2015 and prior accident years							39.2
Unallocated loss adjustment expense							23.5
Net reserves at December 31, 2022							$541.8

Specialty - general liability - claims made
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2022
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2016	2017	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2016	$99.5	$98.6	$95.1	$88.4	$94.0	$94.0	$97.4	$1.5	974
2017		99.1	100.6	96.1	94.1	92.5	93.6	1.6	1,067
2018			112.2	117.8	121.2	121.7	121.6	5.8	1,176
2019				119.8	119.5	125.6	127.6	12.9	1,258
2020					137.3	134.2	123.3	22.3	1,379
2021						148.2	144.8	54.7	1,372
2022							162.3	99.0	2,108
Total							$870.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2016	2017	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2022
2016	$10.8	$42.4	$65.3	$74.3	$79.3	$85.2	$92.0
2017		12.1	40.9	65.5	74.8	81.0	86.3
2018			14.4	50.3	78.9	93.6	102.9
2019				16.5	53.3	77.0	95.4
2020					16.8	50.6	75.0
2021						15.8	49.9
2022							18.1
Total							519.6
Total reserves for 2016 – 2022 accident years (incurred - paid)							351.0
Total reserves for 2015 and prior accident years							5.3
Unallocated loss adjustment expense							6.1
Net reserves at December 31, 2022							$362.4

Personal automobile liability
($ in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2022
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident	2018	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2018	$394.2	$395.3	$400.3	$406.7	$409.3	$6.5	43,092
2019		431.2	431.8	436.1	438.9	14.5	42,402
2020			378.0	347.0	312.3	34.4	26,334
2021				407.2	411.6	84.3	30,164
2022					441.9	195.1	29,366
Total					$2,014.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2018	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	Unaudited	2022
2018	$121.7	$237.2	$307.4	$353.1	$382.8
2019		131.0	262.2	336.6	385.1
2020			95.9	179.2	231.8
2021				106.4	225.9
2022					117.2
Total					1,342.8
Total reserves for 2018 – 2022 accident years (incurred - paid)					671.2
Total reserves for 2017 and prior accident years					57.3
Unallocated loss adjustment expense					17.6
Net reserves at December 31, 2022					$746.1

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2022
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident	2019	2020	2021			Claim
Year	Unaudited	Unaudited	Unaudited	2022	IBNR	Count
2019	$344.5	$345.3	$342.1	$340.7	2.9	33,747
2020		418.8	423.3	424.9	4.3	35,294
2021			461.4	489.9	18.9	38,925
2022				548.5	141.5	29,556
Total				$1,804.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2019	2020	2021
Year	Unaudited	Unaudited	Unaudited	2022
2019	$234.7	$311.7	$322.5	$329.2
2020		281.5	387.7	408.1
2021			306.9	449.1
2022				324.1
Total				1,510.5
Total reserves for 2019 – 2022 accident years (incurred - paid)				293.5
Total reserves for 2018 and prior accident years				11.9
Unallocated loss adjustment expense				4.1
Net reserves at December 31, 2022				$309.5

The following table is information about average historical claims duration as of December 31, 2022. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Core Commercial - commercial multiple peril	33.2%	22.3%	11.2%	9.4%	7.3%	3.9%	3.1%	1.2%
Core Commercial - workers' compensation	21.3%	27.9%	14.9%	8.2%	4.5%	2.8%	2.1%	1.4%	1.0%	0.4%
Core Commercial - commercial automobile liability	14.2%	18.3%	19.0%	18.3%	11.3%	6.8%	5.0%
Core Commercial - general liability and umbrella - occurrence	2.8%	10.2%	15.1%	19.2%	14.8%	10.7%	3.7%	3.3%	1.5%	0.0%
Specialty property & casualty	27.5%	23.2%	10.7%	10.0%	8.1%	5.6%	5.8%
Specialty - general liability - claims made	12.1%	28.7%	22.4%	11.4%	6.4%	5.9%	7.0%
Personal automobile liability	28.5%	28.5%	17.0%	11.1%	7.3%
Homeowners	64.2%	25.5%	4.0%	2.0%

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

16. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2022, 2021 and 2020.

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

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2022	2021	2020
Statutory Net Income	$231.8	$301.3	$360.9
Statutory Capital and Surplus	2,690.4	2,720.0	2,588.5

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $645.6 million, $593.9 million and $552.6 million, which equals the Authorized Control Level at December 31, 2022, 2021 and 2020, respectively.

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

Internal control over financing reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B-OTHER INFORMATION

None.

ITEM 9C-DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers and our Code of Conduct that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2023 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Jeffrey M. Farber, 58

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

Dennis F. Kerrigan, 58

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

Richard W. Lavey, 55

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

Willard T. Lee, 53

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

David J. Lovely, 60

Executive Vice President, Chief Claims Officer

Mr. Lovely joined the Company as Executive Vice President and Chief Claims Officer in January 2023. Prior to joining THG, he served as Director, Financial Crime Unit, at PricewaterhouseCoopers ("PWC"), a global, leading public accounting, audit and consulting firm, from June 2022 to December 2022.
Before joining PWC, Mr. Lovely was the UK and Global Chief Claims Officer of Aviva from May 2014 to December 2021, and had spent many years in senior claims leadership roles at companies including Chubb Insurance, Allianz Insurance Group and General Electric Company, and began his career at Liberty Mutual.

Denise M. Lowsley, 51

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

John C. Roche, 59

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

Bryan J. Salvatore, 58

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

OTHER SENIOR CORPORATE OFFICER OF THE REGISTRANT

Warren E. Barnes, 61

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

ANNUAL MEETING OF SHAREHOLDERS

The 2023 Annual Meeting of Shareholders has been scheduled for May 9, 2023. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 17, 2023.

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

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,663,634	$107.07	5,694,569
Equity compensation plans not approved by security holders	—	—	—
Total	1,663,634	$107.07	5,694,569
(1)
Includes 582,782 shares of common stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units, and market-based restricted stock units (assuming the maximum award amount) of which, 22,382 represent dividend equivalent shares associated with the 2020, 2021 and 2022 awards. The weighted average exercise price does not take these awards into account.
(2)
On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and provided authorization for 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or Stock Appreciation Right will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the Plan will reduce the pool by 3.2 shares. Previously, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan, authorizing the issuance of 2,500,000 shares, under such plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 67 to 111 of this Form 10-K.

		Page No. in this Report
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)		67
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020		69
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020		70
Consolidated Balance Sheets as of December 31, 2022 and 2021		71
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020		72
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020		73
Notes to Consolidated Financial Statements		74

(A)(2) FINANCIAL STATEMENTS SCHEDULES
		Page No. in this Report
I	Summary of Investments - Other than Investments in Related Parties as of December 31, 2022	123
II	Condensed Financial Information of Registrant as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020	124
III	Supplementary Insurance Information as of and for the years ended December 31, 2022, 2021 and 2020	127
IV	Reinsurance	129
V	Valuation and Qualifying Accounts as of December 31, 2022, 2021 and 2020	130
VI	Supplemental Information Concerning Property and Casualty Insurance Operations as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020	131

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

4.12

Description of Registrant’s Securities previously filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 25, 2022 and incorporated herein by reference.

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

+10.3

The Hanover Insurance Group Retirement Savings Plan, as amended, previously filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 25, 2022 and incorporated herein by reference.

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

+10.16

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

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

+10.19

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

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

+10.23

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

+10.24

The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Annex 1 to the Registrant’s Proxy Statement filed with the Commission on March 25, 2022 and incorporated herein by reference.

+10.25

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.26

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.27

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.28

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.29

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.30

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

+10.32

The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan, previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.33

Supplemental Retainer for Theodore H. Bunting, Jr., previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.34

Offer Letter, dated September 21, 2016, by and between Jeffrey M. Farber and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2016 and incorporated herein by reference.

+10.35

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

+10.37

Offer Letter, dated December 2, 2019, by and between Dennis F. Kerrigan and the Registrant, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2021 and incorporated herein by reference.

10.38

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

10.39

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

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets at December 31, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (embedded within EX-101).

+ Management contract or compensatory plan or arrangement.

(P) Paper exhibits.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 23, 2023	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2023	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 23, 2023	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 23, 2023	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller Principal Accounting Officer
Date: February 23, 2023	By:	*
Francisco A. Aristeguieta,
Director
Date: February 23, 2023	By:	*
Kevin J. Bradicich,
Director
Date: February 23, 2023	By:	*
Theodore H. Bunting, Jr.,
Director
Date: February 23, 2023	By:	*
Jane D. Carlin,
Director
Date: February 23, 2023	By:	*
J. Paul Condrin III,
Director
Date: February 23, 2023	By:	*
Cynthia L. Egan, Chair of the Board
Date February 23, 2023	By:	*
Martin P. Hughes,
Director
Date: February 23, 2023	By:	*
Wendell J. Knox,
Director
Date: February 23, 2023	By:	*
Kathleen S. Lane,
Director
Date: February 23, 2023	By:	*
Joseph R. Ramrath,
Director
Date: February 23, 2023	By:	*
Harriett “Tee” Taggart,
Director
Date: February 23, 2023	By:	*
Elizabeth A. Ward,
Director

Date: February 23, 2023	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2022
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$1,590.1	$1,394.2	$1,394.2
States, municipalities and political subdivisions	1,239.5	1,076.1	1,076.1
Foreign governments	2.3	2.2	2.2
Public utilities	325.7	296.3	296.3
All other corporate bonds	5,139.0	4,713.0	4,713.0
Total fixed maturities	8,296.6	7,481.8	7,481.8
Equity securities:
Common stocks:
Public utilities	33.3	54.3	54.3
Banks, trusts and insurance companies	46.6	50.2	50.2
Industrial, miscellaneous and all other	74.1	131.0	131.0
Nonredeemable preferred stock	1.0	6.4	6.4
Total equity securities	155.0	241.9	241.9
Mortgage loans on real estate	391.8	357.3	388.6
Other long-term investments	351.1	397.5	397.5
Total investments	$9,194.5	$8,478.5	$8,509.8
(1)
Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)
Mortgage loans on real estate are shown on the balance sheet net of the allowance for credit losses.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Revenues
Net investment income	$9.0	$8.7	$10.7
Net realized gains (losses) from sales and other	(1.2)	1.2	0.4
Other income	0.4	—	—
Total revenues	8.2	9.9	11.1
Expenses
Interest expense	34.0	34.0	37.0
Employee benefit related expenses	2.7	1.5	2.3
Interest expense on loan from subsidiary	6.9	6.9	7.0
Loss from repayment of debt	—	—	6.2
Other operating expenses	6.8	5.8	9.8
Total expenses	50.4	48.2	62.3
Net loss before income taxes and equity in income of subsidiaries	(42.2)	(38.3)	(51.2)
Income tax benefit	13.6	16.4	22.1
Equity in income of subsidiaries	144.6	440.6	387.2
Income from continuing operations	116.0	418.7	358.1
Income from discontinued life business (net of income tax benefit of $0.5 in 2020)	—	—	0.6
Net income	116.0	418.7	358.7
Other comprehensive income (loss), net of tax	(827.7)	(250.3)	219.9
Comprehensive income (loss)	$(711.7)	$168.4	$578.6

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2022	2021
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $310.3 and $354.6)	$290.3	$356.7
Equity securities - at fair value	1.1	1.2
Cash and cash equivalents	43.2	21.4
Investments in subsidiaries	2,890.1	3,665.2
Net receivable from subsidiaries	26.2	26.0
Current income tax receivable	2.1	6.7
Other assets	2.7	2.6
Total assets	$3,255.7	$4,079.8
Liabilities
Expenses and state taxes payable	$12.4	$18.0
Interest payable	10.3	10.3
Debt	907.4	906.6
Total liabilities	930.1	934.9
Shareholders' Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,913.1	1,887.2
Accumulated other comprehensive income (loss)	(705.5)	122.2
Retained earnings	2,988.8	2,983.2
Treasury stock at cost (24.9 and 25.0 million shares)	(1,871.4)	(1,848.3)
Total shareholders' equity	2,325.6	3,144.9
Total liabilities and shareholders' equity	$3,255.7	$4,079.8

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2022	2021	2020
(in millions)
Cash flows from operating activities
Net income	$116.0	$418.7	$358.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	1.2	(1.2)	(0.4)
Net loss from repayment of debt	—	—	6.2
Equity in net income of subsidiaries	(144.6)	(440.6)	(387.2)
Dividends received from subsidiaries	12.2	89.5	60.3
Deferred income tax benefit	(2.5)	(2.0)	(8.5)
Change in expenses and taxes payable	4.7	(14.1)	5.6
Change in net receivable from subsidiaries	18.3	16.9	15.5
Other, net	3.2	4.8	4.4
Net cash provided by operating activities	8.5	72.0	54.6
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	155.0	238.7	166.6
Purchase of fixed maturities	(15.3)	(60.6)	(32.4)
Net cash provided by investing activities	139.7	178.1	134.2
Cash flows from financing activities
Proceeds from exercise of employee stock options	13.3	20.5	6.3
Proceeds from debt borrowings, net	—	—	296.4
Dividends paid to shareholders	(108.9)	(102.2)	(99.5)
Repayment of debt	—	—	(175.8)
Repurchases of common stock	(30.8)	(162.6)	(212.8)
Net cash used in financing activities	(126.4)	(244.3)	(185.4)
Net change in cash and cash equivalents	21.8	5.8	3.4
Cash and cash equivalents, beginning of year	21.4	15.6	12.2
Cash and cash equivalents, end of year	$43.2	$21.4	$15.6

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $98.8 million, $166.0 million and $185.6 million were transferred to the parent company in 2022, 2021 and 2020, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2022
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$212.6	$3,344.9	$1,016.9	$6.0	$1,950.5	$136.2	$1,336.5	$417.7	$229.6	$1,999.9
Specialty	188.3	1,592.6	747.9	5.5	1,189.0	62.1	641.8	303.9	124.8	1,243.7
Personal Lines	203.9	1,998.1	1,189.4	—	2,112.8	86.8	1,643.9	371.6	207.0	2,232.9
Other	—	65.5	—	—	—	11.2	1.2	—	20.3	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—
Total	$604.8	$7,001.1	$2,954.2	$11.5	$5,252.3	$296.3	$3,623.4	$1,093.2	$608.0	$5,476.5

DECEMBER 31, 2021
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$197.6	$2,986.5	$964.9	$4.5	$1,810.9	$146.5	$1,220.1	$380.0	$222.6	$1,864.8
Specialty	172.4	1,516.9	702.6	5.1	1,029.9	62.9	591.1	261.2	115.0	1,118.9
Personal Lines	182.0	1,868.4	1,067.4	—	1,929.4	89.4	1,322.0	341.5	206.5	2,009.7
Other	—	66.2	—	—	—	11.9	1.0	—	18.8	—
Interest on Debt	—	—	—	—	—	—	—	—	34.0	—
Eliminations	—	—	—	—	—	—	—	—	(7.3)	—
Total	$552.0	$6,438.0	$2,734.9	$9.6	$4,770.2	$310.7	$3,134.2	$982.7	$589.6	$4,993.4

DECEMBER 31, 2020
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2) (3)	Premiums written
Core Commercial	$170.1	$2,723.2	$876.9	$3.8	$1,703.7	$124.2	$1,076.7	$367.7	$210.3	$1,726.2
Specialty	142.0	1,317.8	637.0	4.8	979.6	51.1	570.9	250.7	117.5	1,006.9
Personal Lines	165.4	1,907.8	968.8	—	1,844.1	76.7	1,193.3	332.6	193.7	1,865.4
Other	—	66.6	—	—	—	13.1	4.3	—	31.4	—
Interest on Debt	—	—	—	—	—	—	—	—	37.1	—
Eliminations	—	—	—	—	—	—	—	—	(6.2)	—
Total	$477.5	$6,015.4	$2,482.7	$8.6	$4,527.4	$265.1	$2,845.2	$951.0	$583.8	$4,598.5

(1)
The Company manages investment assets for its Core Commercial, Specialty, Personal Lines and Other segments on a combined basis, based on the requirements of its combined insurance companies. Net investment income is allocated to these segments based on actuarial information related to the underlying businesses.
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

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 13 — “Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions) Description	Balance at beginning of period	Additions (Charged to costs and expenses)	Deductions	Balance at end of period
2022
Allowance for doubtful accounts	$6.3	$10.9	$(11.0)	$6.2
Allowance for uncollectible reinsurance recoverables	8.9	—	(1.0)	7.9
	$15.2	$10.9	$(12.0)	$14.1
2021
Allowance for doubtful accounts	$9.3	$10.1	$(13.1)	$6.3
Allowance for uncollectible reinsurance recoverables	6.6	2.3	—	8.9
	$15.9	$12.4	$(13.1)	$15.2
2020
Allowance for doubtful accounts	$3.5	$16.9	$(11.1)	$9.3
Allowance for uncollectible reinsurance recoverables	3.9	2.7	—	6.6
	$7.4	$19.6	$(11.1)	$15.9

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)
Consolidated Property and Casualty Subsidiaries
2022	$604.8	$7,012.6	$—	$2,954.2
2021	$552.0	$6,447.6	$—	$2,734.9

	Earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
			Current year	Prior years
2022	$5,252.3	$296.3	$3,656.0	$(32.6)	$1,093.2	$3,113.2	$5,476.5
2021	$4,770.2	$310.7	$3,205.3	$(71.1)	$982.7	$2,762.8	$4,993.4
2020	$4,527.4	$265.1	$2,877.8	$(32.6)	$951.0	$2,542.4	$4,598.5
(1)
Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,748.6 million and $1,693.8 million of reinsurance recoverable on unpaid losses in 2022 and 2021, respectively. Unearned premiums are shown gross of prepaid premiums of $104.9 million and $113.1 million in 2022 and 2021, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.
(2)
The Company does not use discounting techniques.