Form 10-Q
period 2023-03-31
HANOVER INSURANCE GROUP, INC.
filed 2023-05-03
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock was 35,726,224 as of May 1, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Revenues
Premiums	$1,380.0	$1,263.8
Net investment income	78.7	76.9
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(1.1)	3.0
Net change in fair value of equity securities	(7.1)	(18.0)
Impairments on investments:
Credit-related impairments	(4.5)	(0.6)
Losses on intent to sell securities	(10.3)	(0.3)
	(14.8)	(0.9)
Total net realized and unrealized investment losses	(23.0)	(15.9)
Fees and other income	8.0	5.9
Total revenues	1,443.7	1,330.7
Losses and expenses
Losses and loss adjustment expenses	1,017.4	787.5
Amortization of deferred acquisition costs	288.8	262.9
Interest expense	8.5	8.5
Other operating expenses	146.5	141.8
Total losses and expenses	1,461.2	1,200.7
Income (loss) from continuing operations before income taxes	(17.5)	130.0
Income tax expense (benefit):
Current	2.2	30.2
Deferred	(7.7)	(5.5)
Total income tax expense (benefit)	(5.5)	24.7
Income (loss) from continuing operations	(12.0)	105.3
Discontinued operations (net of taxes):
Loss from discontinued life businesses	—	(0.4)
Net income (loss)	$(12.0)	$104.9
Earnings per common share:
Basic:
Income (loss) from continuing operations	$(0.34)	$2.96
Discontinued operations (net of taxes):
Loss from discontinued life businesses	—	(0.01)
Net income (loss) per share	$(0.34)	$2.95
Weighted average shares outstanding	35.6	35.5
Diluted:
Income (loss) from continuing operations	$(0.34)	$2.91
Discontinued operations (net of taxes):
Loss from discontinued life businesses	—	(0.01)
Net income (loss) per share	$(0.34)	$2.90
Weighted average shares outstanding	35.6	36.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net income (loss)	$(12.0)	$104.9
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	93.3	(379.4)
Having credit losses recognized in the Consolidated Statements of Income	1.0	(0.5)
Total available-for-sale securities	94.3	(379.9)
Pension and postretirement benefits:
Net change in net actuarial loss	1.6	1.1
Long-duration insurance contracts:
Net change in market risk	(2.1)	6.9
Total other comprehensive income (loss), net of tax	93.8	(371.9)
Comprehensive income (loss)	$81.8	$(267.0)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2023	2022
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,373.2 and $8,294.5)	$7,678.2	$7,481.8
Equity securities, at fair value	234.8	241.9
Other investments	795.0	786.1
Total investments	8,708.0	8,509.8
Cash and cash equivalents	181.5	305.0
Accrued investment income	53.9	54.5
Premiums and accounts receivable, net	1,600.4	1,601.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,972.7	1,964.5
Deferred acquisition costs	597.8	604.8
Deferred income tax asset	181.0	199.2
Goodwill	178.8	178.8
Other assets	530.2	493.0
Assets of discontinued businesses	87.4	84.1
Total assets	$14,091.7	$13,995.1
Liabilities
Loss and loss adjustment expense reserves	$7,143.4	$7,012.6
Unearned premiums	2,969.2	2,954.2
Expenses and taxes payable	618.6	731.7
Reinsurance premiums payable	76.2	70.3
Debt	782.6	782.4
Liabilities of discontinued businesses	112.7	110.2
Total liabilities	11,702.7	11,661.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,913.6	1,913.1
Accumulated other comprehensive loss	(607.7)	(701.5)
Retained earnings	2,951.6	2,992.9
Treasury stock at cost (24.8 million and 24.9 million shares)	(1,869.1)	(1,871.4)
Total shareholders’ equity	2,389.0	2,333.7
Total liabilities and shareholders’ equity	$14,091.7	$13,995.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,913.1	1,887.2
Employee and director stock-based awards and other	0.5	0.6
Balance at end of period	1,913.6	1,887.8
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(641.4)	184.9
Net appreciation (depreciation) on available-for-sale securities	94.3	(379.9)
Balance at end of period	(547.1)	(195.0)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(64.1)	(62.7)
Net amount recognized as net periodic benefit cost	1.6	1.1
Balance at end of period	(62.5)	(61.6)
Long Duration Insurance Contracts:
Balance at beginning of period	4.0	—
Adoption of ASU 2018-12, net of tax	—	(13.0)
Net change in market risk	(2.1)	6.9
Balance at end of period	1.9	(6.1)
Total accumulated other comprehensive loss	(607.7)	(262.7)
Retained Earnings
Balance at beginning of period	2,992.9	2,983.2
Adoption of ASU 2018-12, net of tax	—	4.1
Adjusted balance at beginning of period	2,992.9	2,987.3
Net income (loss)	(12.0)	104.9
Dividends to shareholders	(29.3)	(27.0)
Balance at end of period	2,951.6	3,065.2
Treasury Stock
Balance at beginning of period	(1,871.4)	(1,848.3)
Shares purchased at cost	—	(16.3)
Net shares reissued at cost under employee stock-based compensation plans	2.3	4.6
Balance at end of period	(1,869.1)	(1,860.0)
Total shareholders’ equity	$2,389.0	$2,830.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(12.0)	$104.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses	22.8	16.0
Net amortization and depreciation	2.2	3.3
Stock-based compensation expense	7.1	6.7
Amortization of defined benefit plan costs	2.0	1.4
Deferred income tax benefit	(7.7)	(5.5)
Change in deferred acquisition costs	7.0	(0.9)
Change in premiums receivable, net of reinsurance premiums payable	6.8	1.3
Change in loss, loss adjustment expense and unearned premium reserves	145.6	90.1
Change in reinsurance recoverable	(8.2)	(33.0)
Change in expenses and taxes payable	(114.0)	(103.4)
Cash received for MCCA refund, partially offset by payments made to policyholders	—	148.9
Other, net	(33.5)	(29.7)
Net cash provided by operating activities	18.1	200.1
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	171.7	228.9
Proceeds from disposals of equity securities and other investments	7.8	75.2
Purchase of fixed maturities	(259.2)	(372.8)
Purchase of equity securities and other investments	(23.3)	(38.6)
Capital expenditures	(3.5)	(4.9)
Net cash used in investing activities	(106.5)	(112.2)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	3.0	7.4
Dividends paid to shareholders	(28.9)	(26.7)
Repurchases of common stock	—	(16.3)
Other financing activities	(9.2)	(11.2)
Net cash used in financing activities	(35.1)	(46.8)
Net change in cash and cash equivalents	(123.5)	41.1
Cash and cash equivalents, beginning of period	305.0	230.9
Cash and cash equivalents, end of period	$181.5	$272.0

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

2. New Accounting Pronouncements

Recently Implemented Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2018-12 (“ASU 2018-12”), Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For the Company's discounted accident and health reserves, ASU 2018-12 requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield with a similar duration to the reserves. Previously, any changes in the reserve discount rate assumption was reflected in earnings and these changes will now be recognized in other comprehensive income (loss). This Update is effective for both interim and annual reporting periods beginning after December 15, 2022, and is applicable to the long-term care portion of the Company’s discontinued accident and health insurance reserves. The Company implemented this guidance effective January 1, 2023, on a modified retrospective basis, and it did not have a material impact on its financial position or results of operations.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2023
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$484.0	$—	$484.0	$0.8	$51.9	$432.9
Foreign government	2.2	—	2.2	—	—	2.2
Municipal	1,258.0	—	1,258.0	2.2	134.4	1,125.8
Corporate	4,063.3	(2.4)	4,060.9	7.7	288.7	3,779.9
Residential mortgage-backed	1,278.0	—	1,278.0	1.3	126.2	1,153.1
Commercial mortgage-backed	925.9	—	925.9	—	83.4	842.5
Other asset-backed	364.2	—	364.2	0.1	22.5	341.8
Total fixed maturities	$8,375.6	$(2.4)	$8,373.2	$12.1	$707.1	$7,678.2

	December 31, 2022
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$478.9	$—	$478.9	$0.2	$58.9	$420.2
Foreign government	2.3	—	2.3	—	0.1	2.2
Municipal	1,239.5	—	1,239.5	0.8	164.2	1,076.1
Corporate	4,066.4	(2.1)	4,064.3	3.3	337.7	3,729.9
Residential mortgage-backed	1,215.3	—	1,215.3	0.6	142.1	1,073.8
Commercial mortgage-backed	924.1	—	924.1	—	87.7	836.4
Other asset-backed	370.1	—	370.1	0.1	27.0	343.2
Total fixed maturities	$8,296.6	$(2.1)	$8,294.5	$5.0	$817.7	$7,481.8

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2023
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$340.3	$336.6
Due after one year through five years	2,536.5	2,439.5
Due after five years through ten years	2,539.5	2,231.8
Due after ten years	388.8	332.9
	5,805.1	5,340.8
Mortgage-backed and other asset-backed securities	2,568.1	2,337.4
Total fixed maturities	$8,373.2	$7,678.2

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022, including the length of time the securities have been in an unrealized loss position:

	March 31, 2023
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$3.8	$113.5	$48.1	$261.5	$51.9	$375.0
Foreign governments	—	2.0	—	—	—	2.0
Municipal	12.8	288.3	121.6	718.1	134.4	1,006.4
Corporate	44.3	1,480.5	230.9	1,710.4	275.2	3,190.9
Residential mortgage-backed	13.8	393.0	112.4	640.0	126.2	1,033.0
Commercial mortgage-backed	12.0	284.5	71.4	557.9	83.4	842.4
Other asset-backed	4.4	206.5	18.1	118.9	22.5	325.4
Total investment grade	91.1	2,768.3	602.5	4,006.8	693.6	6,775.1
Below investment grade:
Corporate	4.3	120.3	9.2	68.5	13.5	188.8
Total fixed maturities	$95.4	$2,888.6	$611.7	$4,075.3	$707.1	$6,963.9

	December 31, 2022
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$15.8	$237.3	$43.1	$160.7	$58.9	$398.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	64.9	595.5	99.3	386.6	164.2	982.1
Corporate	202.2	2,786.2	118.2	489.8	320.4	3,276.0
Residential mortgage-backed	51.6	642.0	90.5	387.6	142.1	1,029.6
Commercial mortgage-backed	48.7	663.2	39.0	164.4	87.7	827.6
Other asset-backed	11.0	234.8	16.0	75.1	27.0	309.9
Total investment grade	394.3	5,160.9	406.1	1,664.2	800.4	6,825.1
Below investment grade:
Corporate	13.5	253.2	3.8	17.3	17.3	270.5
Total fixed maturities	$407.8	$5,414.1	$409.9	$1,681.5	$817.7	$7,095.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2023	2022
(in millions)
Proceeds from sales	$27.6	$68.6
Gross gains	0.1	1.6
Gross losses	1.4	0.5

D. Impairments

For the three months ended March 31, 2023, the Company recognized net impairments of $14.8 million, primarily consisting of $10.3 million of intent to sell fixed maturity securities and $4.1 million of estimated credit losses on mortgage loans. For the three months ended March 31, 2022, the Company recognized $0.9 million on impairments of fixed maturity securities.

At March 31, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $7.2 million and $3.2 million respectively, and the allowance for credit losses on available-for-sale debt securities was $2.4 million and $2.1 million, respectively. The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended March 31,
(in millions)	2023	2022
Allowance for credit losses as of the beginning of the period	$3.2	$7.1
Additional credit losses on investments for which an allowance was previously recognized	4.1	—
Recoveries	(0.1)	—
Allowance for credit losses as of the end of the period	$7.2	$7.1

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

E. Equity securities

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended March 31,
(in millions)	2023	2022
Net losses recognized during the period	$(7.1)	$(18.0)
Less: net gains recognized on equity securities sold during the period	—	0.5
Net unrealized losses recognized during the period on equity securities still held	$(7.1)	$(18.5)

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
•
Other asset-backed securities – overall credit quality, including assessments of the underlying collateral type such as credit card receivables, automobile loan receivables and equipment lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

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

Other Investments

Other investments primarily include mortgage participations and limited partnerships not subject to the equity method of accounting. The fair values of limited partnerships not subject to the equity method of accounting are based on the net asset value ("NAV") provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	March 31, 2023		December 31, 2022
	Carrying	Market	Carrying	Market
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,678.2	$7,678.2	$7,481.8	$7,481.8
Fair Value through Net Income:
Equity securities	234.8	234.8	241.9	241.9
Other investments	129.2	129.2	131.8	131.8
Amortized Cost/Cost:
Other investments	427.8	404.7	432.3	401.0
Cash and cash equivalents	181.5	181.5	305.0	305.0
Total financial instruments	$8,651.5	$8,628.4	$8,592.8	$8,561.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$782.6	$724.5	$782.4	$713.9

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first three months of 2023 and 2022, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$432.9	$295.8	$137.1	$—
Foreign government	2.2	—	2.2	—
Municipal	1,125.8	—	1,116.7	9.1
Corporate	3,779.9	—	3,779.8	0.1
Residential mortgage-backed, U.S. agency backed	1,022.1	—	1,022.1	—
Residential mortgage-backed, non-agency	131.0	—	131.0	—
Commercial mortgage-backed	842.5	—	835.0	7.5
Other asset-backed	341.8	—	341.8	—
Total fixed maturities	7,678.2	295.8	7,365.7	16.7
Equity securities	234.8	227.3	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,916.6	$523.1	$7,365.7	$27.8

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$420.2	$282.7	$137.5	$—
Foreign government	2.2	—	2.2	—
Municipal	1,076.1	—	1,066.8	9.3
Corporate	3,729.9	—	3,729.8	0.1
Residential mortgage-backed, U.S. agency backed	974.0	—	974.0	—
Residential mortgage-backed, non-agency	99.8	—	99.8	—
Commercial mortgage-backed	836.4	—	828.9	7.5
Other asset-backed	343.2	—	343.2	—
Total fixed maturities	7,481.8	282.7	7,182.2	16.9
Equity securities	241.9	234.4	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,727.3	$517.1	$7,182.2	$28.0

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2023 and December 31, 2022, the fair values of these investments were $125.6 million and $128.2 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$181.5	$181.5	$—	$—
Other investments	404.7	—	6.0	398.7
Total financial instruments	$586.2	$181.5	$6.0	$398.7

Liabilities:
Debt	$724.5	$—	$724.5	$—

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.0	$305.0	$—	$—
Other investments	401.0	—	6.0	395.0
Total financial instruments	$706.0	$305.0	$6.0	$395.0

Liabilities:
Debt	$713.9	$—	$713.9	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended March 31, 2023
Balance January 1, 2023	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains included in other comprehensive income-net appreciation on available-for-sale securities	0.1	—	0.2	0.3	—	0.3
Settlements	(0.3)	—	(0.2)	(0.5)	—	(0.5)
Balance March 31, 2023	$9.1	$0.1	$7.5	$16.7	$11.1	$27.8
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.1	$—	$0.2	$0.3	$—	$0.3

Three Months Ended March 31, 2022
Balance January 1, 2022	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in total net realized and unrealized investment losses	—	—	—	—	(5.3)	(5.3)
Included in other comprehensive loss-net depreciation on available-for-sale securities	(0.6)	—	(0.5)	(1.1)	—	(1.1)
Settlements	(1.1)	—	(0.2)	(1.3)	—	(1.3)
Balance March 31, 2022	$12.3	$0.1	$10.6	$23.0	$9.1	$32.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$(0.6)	$—	$(0.5)	$(1.1)	$—	$(1.1)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three months ended March 31, 2023 and 2022.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2023		December 31, 2022
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size	$9.1	4.5 - 6.8% (6.6%)	$9.3	4.5 - 6.8% (6.6%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	7.5	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)	7.5	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.1	N/A	1.1	N/A
	Internal price based on financing round	Discount for: Market liquidity	6.4	27.0% (27.0%)	6.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.6	17.2% (17.2%)	3.6	17.2% (17.2%)

The weighted average of the unobservable inputs was weighted by the relative fair value of the securities to which the inputs were applied. Each unobservable input is based on the Company’s subjective opinion and therefore inherently contains a degree of uncertainty. Significant changes in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement. There were no interrelationships between these inputs that might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

5. Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2023 and 2022 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax benefit of $5.5 million and an expense of $24.7 million for the three months ended March 31, 2023 and 2022, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2018. The audit of the Company’s Illinois business income tax year 2019 commenced in May 2022.

6. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2023	2022
(in millions)	Pension Plans
Interest cost	$5.5	$3.8
Expected return on plan assets	(5.5)	(4.3)
Recognized net actuarial loss	1.9	1.3
Net periodic pension cost	$1.9	$0.8

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2023			2022
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statement of Income	$107.7	$(22.6)	$85.1	$(477.5)	$100.3	$(377.2)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	0.8	(0.1)	0.7	(1.2)	0.2	(1.0)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income	1.1	(1.0)	0.1	(3.0)	0.6	(2.4)
Amount of credit-related impairments recognized in the Consolidated Statement of Income	0.4	(0.1)	0.3	0.6	(0.1)	0.5
Amount of additional impairment losses recognized in the Consolidated Statement of Income	10.3	(2.2)	8.1	0.3	(0.1)	0.2
Net unrealized gains (losses)	120.3	(26.0)	94.3	(480.8)	100.9	(379.9)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	2.0	(0.4)	1.6	1.4	(0.3)	1.1
Long-duration insurance contracts:
Net change in market risk	(2.7)	0.6	(2.1)	8.8	(1.9)	6.9
Other comprehensive income (loss)	$119.6	$(25.8)	$93.8	$(470.6)	$98.7	$(371.9)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income (Loss) is Presented
Net unrealized gains (losses) on investment securities	$(1.1)	$3.0	Net realized gains (losses) from sales and other
	(10.7)	(0.9)	Impairments on investments
	(11.8)	2.1	Total before tax
	3.3	(0.4)	Income tax benefit (expense)
	(8.5)	1.7	Continuing operations; net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(2.0)	(1.4)	Loss adjustment expenses and other operating expenses (1)
	0.4	0.3	Income tax benefit
	(1.6)	(1.1)	Continuing operations; net of tax
Net change in market risk	—	0.2	Loss from discontinued life businesses
	—	(0.1)	Income tax benefit (expense)
	—	0.1	Discontinuing operations; net of tax
Total reclassifications for the period	$(10.1)	$0.7	Benefit (expense) reflected in income (loss), net of tax

(1)
The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2023 and 2022.

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

Management evaluates the results of its segments based on operating income before income taxes, excluding interest expense on debt. Operating income before income taxes excludes certain items which are included in net income (loss), such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before interest expense and income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income before income taxes should not be construed as a substitute for income before income taxes or income (loss) from continuing operations, and operating income should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating revenues:
Core Commercial	$544.7	$511.1
Specialty	330.5	301.3
Personal Lines	587.8	530.7
Other	3.7	3.5
Total	1,466.7	1,346.6
Net realized and unrealized investment losses	(23.0)	(15.9)
Total revenues	$1,443.7	$1,330.7
Operating income before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$(24.8)	$32.2
Net investment income	36.1	35.4
Other expense	(0.1)	(0.1)
Core Commercial operating income	11.2	67.5
Specialty:
Underwriting income	30.7	33.9
Net investment income	17.0	16.2
Other income (expense)	0.6	(0.1)
Specialty operating income	48.3	50.0
Personal Lines:
Underwriting income (loss)	(72.2)	12.3
Net investment income	22.6	22.6
Other income	3.0	1.4
Personal Lines operating income (loss)	(46.6)	36.3
Other:
Underwriting income	—	—
Net investment income	3.0	2.7
Other expense	(2.7)	(2.1)
Other operating income	0.3	0.6
Operating income before interest expense and income taxes	13.2	154.4
Interest on debt	(8.5)	(8.5)
Operating income before income taxes	4.7	145.9
Non-operating items:
Net realized and unrealized investment losses	(23.0)	(15.9)
Other non-operating	0.8	—
Income (loss) from continuing operations before income taxes	$(17.5)	$130.0

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	March 31, 2023	December 31, 2022
Property and Casualty	$14,004.3	$13,911.0
Assets of discontinued businesses	87.4	84.1
Total	$14,091.7	$13,995.1

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2023, there were 2,919,433 and 2,292,464 shares available for grants under The Hanover Insurance Group 2022 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Stock-based compensation expense	$7.1	$6.7
Tax benefit	(1.5)	(1.4)
Stock-based compensation expense, net of taxes	$5.6	$5.3

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2023 and 2022 is summarized below.

	Three Months Ended March 31,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,080,852	$107.07	1,230,211	$99.14
Granted	135,019	140.01	140,339	139.51
Exercised	(36,286)	96.03	(192,400)	81.48
Forfeited or cancelled	(1,046)	115.79	(2,939)	116.43
Outstanding, end of period	1,178,539	111.17	1,175,211	106.81

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	378,256	$124.88	380,100	$117.60
Granted	146,464	138.71	143,208	138.20
Vested	(125,686)	118.10	(114,978)	119.35
Forfeited	(965)	123.64	(5,609)	119.92
Outstanding, end of period	398,069	132.11	402,721	124.40
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	119,163	$122.81	113,848	$115.92
Granted	50,115	137.90	47,954	140.36
Vested	(44,781)	114.14	(39,338)	124.42
Forfeited	(3,803)	109.07	(2,936)	121.73
Outstanding, end of period	120,694	132.73	119,528	122.78

In the first three months of 2023 and 2022, the Company granted market-based awards totaling 21,789 and 19,057, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2023 and 2022 are 2,836 and 1,282 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2023 and 2022, respectively.

The Company also granted performance-based restricted stock units in 2023 and 2022, totaling 28,326 and 28,897, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amount granted above in 2023 and 2022 are 5,961 and 7,988 shares, respectively, related to performance-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2023 and 2022, respectively.
10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Basic shares used in the calculation of earnings per share	35.6	35.5
Dilutive effect of securities:
Employee stock options	—	0.3
Non-vested stock grants	—	0.3
Diluted shares used in the calculation of earnings per share	35.6	36.1
Per share effect of dilutive securities on income (loss) from continuing operations	$—	$(0.05)
Per share effect of dilutive securities on net income (loss)	$—	$(0.05)

Diluted earnings per share for the three months ended March 31, 2023 and 2022 excludes 0.9 million and 0.1 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program, the Company had approximately $330 million available at March 31, 2023. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,020.4	793.5
Prior years	(3.0)	(6.0)
Total incurred losses and LAE	1,017.4	787.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	222.0	191.1
Prior years	667.3	534.2
Total payments	889.3	725.3
Net reserve for losses and LAE, end of period	5,392.1	4,816.0
Reinsurance recoverable on unpaid losses	1,751.3	1,696.2
Gross reserve for losses and LAE, end of period	$7,143.4	$6,512.2

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $3.0 million and $6.0 million in 2023 and 2022, respectively.

2023

For the three months ended March 31, 2023, net favorable loss and LAE development was $3.0 million, primarily as a result of favorable development of $22.4 million in Specialty, partially offset by unfavorable development of $16.6 million in Personal Lines and net unfavorable development of $2.8 million in Core Commercial. The favorable development in Specialty was primarily due to lower than expected losses of $11.4 million in the Professional and Executive division, primarily in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in the marine line in accident year 2022 and lower than expected losses in the surety line. The unfavorable development in Personal Lines was primarily due to higher than expected losses in the personal automobile line, within property damage coverages in accident year 2022, and higher than expected losses in the homeowners line in accident year 2022. The net unfavorable development in Core Commercial was primarily due to higher than expected losses within the monoline property and commercial automobile lines, partially offset by lower than expected losses in the commercial multiple peril and workers’ compensation lines.

2022

For the three months ended March 31, 2022, net favorable loss and LAE development was $6.0 million, primarily as a result of favorable development of $13.2 million in Specialty and net favorable development of $6.4 million in Core Commercial, partially offset by unfavorable development of $13.6 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses within the marine, specialty industrial and commercial property, professional and executive, and surety lines. The favorable development in Core Commercial was primarily due to lower than expected losses in the workers’ compensation line. The unfavorable development in Personal Lines was due to higher than expected losses of $13.9 million, in the homeowners line, primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

12. Commitments and Contingencies

Legal Proceedings

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry, examination or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on the Company's financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023.

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

During the three months ended March 31, 2023, our net loss was $12.0 million, compared to $104.9 million of net income for the three months ended March 31, 2022, a decrease of $116.9 million, primarily due to lower operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $13.2 million for the three months ended March 31, 2023, compared to $154.4 million for the three months ended March 31, 2022, a decrease of $141.2 million. This decrease was primarily due to higher catastrophe losses in each of our segments and, to a lesser extent, higher current accident year losses in Personal Lines. The higher catastrophe losses were primarily due to widespread wind, hail and tornadic activity and several severe freeze events across multiple states in the first three months of 2023. The higher Personal Lines current accident year losses were primarily due to higher loss severity, as a result of continued inflation and supply chain disruptions.

Pre-tax catastrophe losses were $175.0 million for the three months ended March 31, 2023, compared to $45.5 million during the same period of 2022, an increase of $129.5 million. Net favorable development on prior years’ loss reserves was $3.0 million for the three months ended March 31, 2023, compared to $6.0 million for the three months ended March 31, 2022, a decrease of $3.0 million.

Due to persistent supply chain disruptions emerging from the COVID-19 pandemic (“Pandemic”), and significant inflation in the U.S economy, among other factors outside our control, we are experiencing substantially higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other residual Pandemic uncertainties persist, including evolving driving patterns and court caseload backlogs. Although we are taking actions to address our higher claims costs, such elevated costs may affect the property and casualty insurance industry, our business, and our financial results over future periods. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Core Commercial

Core Commercial includes two distinct businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Small commercial utilizes TAP sales, a quoting platform that has enhanced the agents' ease of doing business with the Company, and has generated approximately a 20% increase in new business submissions during the first quarter of 2023 compared to the same period in 2022. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 7.3% in the first three months of 2023, compared to the same period in 2022, primarily driven by pricing and increased new business. Underwriting results decreased in the first three months of 2023, primarily due to higher catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. We believe that this diverse set of Specialty products, distributed primarily through retail agents, supplemented by select specialists, helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Net premiums written increased 7.1% in the first three months of 2023, compared to the same period in 2022, primarily due to pricing and increased new business. Underwriting results decreased slightly in the first three months of 2023 compared to the same period in 2022, primarily due to higher catastrophe losses, partially offset by higher favorable development on prior years’ loss reserves and earned premium growth. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Personal Lines

Personal Lines focuses on working with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader needs and objectives. Approximately 87% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs, and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Net premiums written increased by 10.1% in the first three months of 2023, compared to the same period in 2022, primarily due to renewal price increases and, to a lesser extent, increased new business production. Underwriting results decreased in the first three months of 2023, primarily due to higher catastrophe losses and higher current accident losses due to increased severity in our personal automobile line.

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

Results of Operations – Consolidated

Consolidated net loss for the three months ended March 31, 2023 was $12.0 million, compared to net income of $104.9 million for the three months ended March 31, 2022, a decrease of $116.9 million. The change year-over-year was primarily due to lower operating income. Operating income before interest expense and income taxes was $13.2 million for the three months ended March 31, 2023, compared to $154.4 million for the three months ended March 31, 2022, a decrease of $141.2 million. The decrease in operating income before interest expense and income taxes was primarily due to higher catastrophe losses and, to a lesser extent, higher current accident year losses in Personal Lines.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income (loss) from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating income (loss) before interest expense and income taxes:
Core Commercial	$11.2	$67.5
Specialty	48.3	50.0
Personal Lines	(46.6)	36.3
Other	0.3	0.6
Operating income before interest expense and income taxes	13.2	154.4
Interest expense on debt	(8.5)	(8.5)
Operating income before income taxes	4.7	145.9
Income tax expense on operating income	(0.1)	(28.2)
Operating income	4.6	117.7
Non-operating items:
Net realized and unrealized investment losses	(23.0)	(15.9)
Other non-operating	0.8	—
Income tax benefit on non-operating items	5.6	3.5
Income (loss) from continuing operations, net of taxes	(12.0)	105.3
Discontinued operations (net of taxes):
Loss from discontinued life businesses	—	(0.4)
Net income (loss)	$(12.0)	$104.9

Non-GAAP Financial Measures

In addition to consolidated net income (loss), discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest expense and income taxes excludes interest expense on debt and certain other items, which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before interest expense and income taxes enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income before interest expense and income taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income (loss) from continuing operations, and operating income should not be construed as a substitute for net income (loss).

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income (loss). Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and loss adjustment expenses (“LAE”) reserve development.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating revenues
Net premiums written	$1,421.5	$1,312.3
Net premiums earned	$1,380.0	$1,263.8
Net investment income	78.7	76.9
Other income	8.0	5.9
Total operating revenues	1,466.7	1,346.6
Losses and operating expenses
Losses and LAE	1,017.4	787.5
Amortization of deferred acquisition costs	288.8	262.9
Other operating expenses	147.3	141.8
Total losses and operating expenses	1,453.5	1,192.2
Operating income before interest expense and income taxes	$13.2	$154.4

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Operating income before interest expense and income taxes was $13.2 million for the three months ended March 31, 2023, compared to $154.4 million for the three months ended March 31, 2022, a decrease of $141.2 million. This decrease was primarily due to higher catastrophe losses in each of our segments and, to a lesser extent, higher current accident year losses in Personal Lines. The higher catastrophe losses were primarily due to widespread wind, hail and tornadic activity, and several severe freeze events, across multiple states in the first three months of 2023. The higher Personal Lines current accident year losses were primarily due to higher loss severity, primarily in our personal automobile line, as a result of continued inflation and supply chain disruptions.

Net premiums written increased $109.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to pricing and increased new business.

Production and Underwriting Results

The following tables summarize premiums written on a gross and net basis, net premiums earned, and loss (including catastrophe losses) and LAE, expense, and combined ratios for our Core Commercial, Specialty and Personal Lines segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$634.1	$565.3	$507.4	12.6	71.8	32.9	104.7
Specialty	392.5	324.3	311.7	6.9	54.6	35.3	89.9
Personal Lines	550.7	531.9	560.9	16.0	86.1	26.1	112.2
Total	$1,577.3	$1,421.5	$1,380.0	12.7	73.7	30.7	104.4

	Three Months Ended March 31, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$591.9	$526.6	$474.7	4.1	60.2	32.8	93.0
Specialty	379.1	302.8	283.8	2.7	52.3	35.4	87.7
Personal Lines	499.1	482.9	505.3	3.6	69.9	27.2	97.1
Total	$1,470.1	$1,312.3	$1,263.8	3.6	62.3	31.1	93.4

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2023					2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$42.6	$34.1	$29.0	$—	$105.7	$45.5	$28.3	$44.1	$—	$117.9
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(3.5)	18.1	(11.6)	—	3.0	6.4	13.2	(13.6)	—	6.0
Prior year favorable (unfavorable) catastrophe development	0.7	4.3	(5.0)	—	—	—	—	—	—	—
Current year catastrophe losses	(64.6)	(25.8)	(84.6)	—	(175.0)	(19.7)	(7.6)	(18.2)	—	(45.5)
Underwriting profit (loss)	(24.8)	30.7	(72.2)	—	(66.3)	32.2	33.9	12.3	—	78.4
Net investment income	36.1	17.0	22.6	3.0	78.7	35.4	16.2	22.6	2.7	76.9
Fees and other income	1.2	1.8	4.3	0.7	8.0	1.0	1.3	2.8	0.8	5.9
Other operating expenses	(1.3)	(1.2)	(1.3)	(3.4)	(7.2)	(1.1)	(1.4)	(1.4)	(2.9)	(6.8)
Operating income (loss) before interest expense and income taxes	$11.2	$48.3	$(46.6)	$0.3	$13.2	$67.5	$50.0	$36.3	$0.6	$154.4

Core Commercial

Core Commercial net premiums written were $565.3 million for the three months ended March 31, 2023, compared to $526.6 million for the three months ended March 31, 2022. This $38.7 million increase was primarily driven by pricing and increased new business.

Core Commercial underwriting loss for the three months ended March 31, 2023 was $24.8 million, compared to an underwriting profit of $32.2 million for the three months ended March 31, 2022, a decrease of $57.0 million. Catastrophe losses for the three months ended March 31, 2023 were $63.9 million, compared to $19.7 million for the three months ended March 31, 2022. The $44.2 million increase was due to several severe freeze events and widespread wind, hail and tornadic activity across multiple states. Net unfavorable development on prior years’ loss reserves for the three months ended March 31, 2023 was $3.5 million, compared to $6.4 million of favorable development for the three months ended March 31, 2022, an unfavorable change of $9.9 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $42.6 million for the three months ended March 31, 2023, compared to $45.5 million for the three months ended March 31, 2022. This $2.9 million decrease was primarily driven by higher current accident year losses in our commercial automobile line, partially offset by earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $324.3 million for the three months ended March 31, 2023, compared to $302.8 million for the three months ended March 31, 2022. This $21.5 million increase was primarily driven by pricing and increased new business.

Specialty underwriting profit for the three months ended March 31, 2023 was $30.7 million, compared to $33.9 million for the three months ended March 31, 2022, a decrease of $3.2 million. Catastrophe losses for the three months ended March 31, 2023 were $21.5 million, compared to $7.6 million for the three months ended March 31, 2022, an increase of $13.9 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2023 was $18.1 million, compared to $13.2 million for the three months ended March 31, 2022, an increase of $4.9 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $34.1 million for the three months ended March 31, 2023, compared to $28.3 million for the three months ended March 31, 2022. This $5.8 million increase was primarily driven by earned premium growth and lower current accident year losses in our marine line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $531.9 million for the three months ended March 31, 2023, compared to $482.9 million for the three months ended March 31, 2022. This $49.0 million increase was primarily due to renewal price increases and, to a lesser extent, increased new business.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2023 were $323.0 million, compared to $298.4 million for the three months ended March 31, 2022, an increase of $24.6 million, or 8.2%. Personal automobile policies in force increased by 4.5%. Net premiums written in the homeowners and other lines of business for the three months ended March 31, 2023 were $208.9 million, compared to $184.5 million for the three months ended March 31, 2022, an increase of $24.4 million, or 13.2%. Homeowners policies in force increased by 4.6%.

Personal Lines underwriting loss for the three months ended March 31, 2023 was $72.2 million, compared to an underwriting profit of $12.3 million for the three months ended March 31, 2022, an unfavorable change of $84.5 million. Catastrophe losses for the three months ended March 31, 2023 were $89.6 million, compared to $18.2 million for the three months ended March 31, 2022. The increase of $71.4 million was due to widespread wind, hail and tornadic activity, and several severe freeze events, across multiple states. Net unfavorable development on prior years’ loss reserves for the three months ended March 31, 2023 was $11.6 million, compared to $13.6 million for the three months ended March 31, 2022, a decrease of $2.0 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $29.0 million for the three months ended March 31, 2023, compared to $44.1 million for the three months ended March 31, 2022. This $15.1 million decrease was primarily due to higher current accident year losses, partially offset by lower performance-based compensation expenses. Higher current accident year losses were primarily due to increased loss severity in our personal automobile line and, to a lesser extent, an increase in automobile loss frequency compared to relatively low levels experienced in the three months ended March 31, 2022. We experienced an increase in loss severity, with inflationary pressures and ongoing supply chain issues, resulting in higher used vehicle prices and higher cost of parts and other repair costs. In addition, homeowners losses have increased due to higher property severity, as a result of higher inflation, and an increase in average severity of large loss activity. We have experienced the effect of inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in temporary lodging and additional living expense reimbursements.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long-term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal developments. Additionally, these factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions.

Other

Our Other segment had operating income of $0.3 million for the three months ended March 31, 2023, compared to $0.6 million for the three months ended March 31, 2022, a decrease of $0.3 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,020.4	793.5
Prior year non-catastrophe loss development	(3.0)	(6.0)
Total incurred losses and LAE	1,017.4	787.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	222.0	191.1
Prior years	667.3	534.2
Total payments	889.3	725.3
Net reserve for losses and LAE, end of period	5,392.1	4,816.0
Reinsurance recoverable on unpaid losses	1,751.3	1,696.2
Gross reserve for losses and LAE, end of period	$7,143.4	$6,512.2

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	March 31,	December 31,
(in millions)	2023	2022
Commercial multiple peril	$1,563.2	$1,556.6
Workers’ compensation	736.9	735.0
Commercial automobile	486.1	477.7
Other core commercial	601.6	581.6
Total Core Commercial	3,387.8	3,350.9
Specialty Property & Casualty	880.7	820.6
Professional and Executive Lines	518.8	529.3
Marine	134.2	136.0
Surety and Other	110.9	112.2
Total Specialty	1,644.6	1,598.1
Personal automobile	1,620.3	1,633.2
Homeowners and Other	426.0	364.9
Total Personal Lines	2,046.3	1,998.1
Total Other	64.7	65.5
Total loss and LAE reserves	$7,143.4	$7,012.6

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella, and monoline property. “Specialty Property & Casualty” includes program business, specialty industrial and commercial property, excess and surplus lines, and specialty general liability coverage. “Professional and Executive Lines” includes professional and management liability, fidelity and crime, and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off voluntary assumed property and casualty reinsurance pools business and our run-off direct asbestos and environmental business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Three Months Ended March 31,
	2023			2022
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$3.5	$(0.7)	$2.8	$(6.4)	$—	$(6.4)
Specialty	(18.1)	(4.3)	(22.4)	(13.2)	—	(13.2)
Personal Lines	11.6	5.0	16.6	13.6	—	13.6
Other	—	—	—	—	—	—
Total prior year favorable development	$(3.0)	$—	$(3.0)	$(6.0)	$—	$(6.0)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2023 will also occur in future periods. We encourage you to read our 2022 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the three months ended March 31, 2023 and 2022, total catastrophe loss development was not meaningful in both periods.

2023 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2023, net favorable loss and LAE development, excluding catastrophes, was $3.0 million. Specialty favorable loss and LAE development of $18.1 million was primarily due to lower than expected losses of $11.3 million in our Professional and Executive lines, notably in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in our surety line. Personal Lines unfavorable loss and LAE development of $11.6 million was primarily due to higher than expected losses in our personal automobile line within property damage coverages in accident year 2022. Core Commercial unfavorable loss and LAE development of $3.5 million was primarily due to higher than expected losses and LAE in our commercial automobile and commercial multiple peril lines.

2022 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2022, net favorable loss and LAE development, excluding catastrophes, was $6.0 million. Specialty favorable loss and LAE development of $13.2 million was primarily due to lower than expected losses in our marine, specialty industrial and commercial property, professional and executive, and surety lines. Core Commercial favorable loss and LAE development of $6.4 million was primarily due to lower than expected losses in the workers’ compensation line, primarily in accident year 2020. Personal Lines unfavorable loss and LAE development of $13.6 million was primarily due to higher than expected losses in our homeowners line of $13.9 million. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

Reinsurance Recoverables

Reinsurance recoverables were $1,972.7 million and $1,964.5 million at March 31, 2023 and December 31, 2022, respectively, of which $114.8 million and $111.1 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $59.5 million and $50.7 million at March 31, 2023 and December 31, 2022, and billed non-MCCA reinsurance recoverables totaled $55.3 million and $60.4 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, and December 31, 2022, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Fixed maturities	$68.3	$55.8
Limited partnerships	5.3	15.2
Mortgage loans	4.0	4.4
Equity securities	1.9	3.6
Other investments	2.5	0.8
Investment expenses	(3.3)	(2.9)
Net investment income	$78.7	$76.9
Earned yield, fixed maturities	3.27%	2.95%
Earned yield, total portfolio	3.34%	3.52%

The increase in net investment income for the three months ended March 31, 2023 was primarily due to the impact of higher new money yields and the continued investment of operational cashflows, partially offset by lower partnership income. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios. Higher partnership income for the three months ended March 31, 2022 was driven by substantial valuation increases across all private capital strategies and is not indicative of the long-term targeted return for this asset class.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2023		December 31, 2022
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,678.2	86.4%	$7,481.8	84.9%
Limited partnerships and other investments	410.3	4.6	397.5	4.5
Mortgage and other loans	384.7	4.3	388.6	4.4
Equity securities, at fair value	234.8	2.7	241.9	2.7
Cash and cash equivalents	181.5	2.0	305.0	3.5
Total cash and investments	$8,889.5	100.0%	$8,814.8	100.0%

Cash and Investments

Total cash and investments increased $74.7 million, or 0.8%, for the three months ended March 31, 2023 as compared to December 31, 2022, primarily due to net market value appreciation, partially offset by the funding of financing activities, including our dividend payment.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2023
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Loss	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AAA	$484.0	$432.9	$(51.1)	$7.6
Foreign government	BBB+	2.2	2.2	—	0.1
Municipals:
Taxable	AA	1,237.5	1,105.8	(131.7)	31.0
Tax-exempt	AA	20.5	20.0	(0.5)	0.2
Corporate	BBB+	4,060.9	3,779.9	(281.0)	53.4
Asset-backed:
Residential mortgage-backed	AAA	1,278.0	1,153.1	(124.9)	16.6
Commercial mortgage-backed	AAA	925.9	842.5	(83.4)	4.3
Other asset-backed	AA	364.2	341.8	(22.4)	4.5
Total fixed maturities	A+	$8,373.2	$7,678.2	$(695.0)	$117.7

The change in net unrealized loss on fixed maturities was primarily due to lower prevailing interest rates, partially offset by wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2023			December 31, 2022
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,821.1	$5,328.0	69.4%	$5,761.4	$5,192.4	69.4%
2	Baa	2,168.0	1,975.4	25.7	2,177.1	1,949.4	26.1
3	Ba	165.5	162.5	2.1	160.3	153.4	2.0
4	B	187.1	182.0	2.4	178.9	171.3	2.3
5	Caa and lower	14.9	14.5	0.2	15.0	14.2	0.2
6	In or near default	16.6	15.8	0.2	1.8	1.1	—
Total fixed maturities		$8,373.2	$7,678.2	100.0%	$8,294.5	$7,481.8	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 96% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2023 and December 31, 2022, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well diversified by geography, property type, expected maturities and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2023			December 31, 2022
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,773.9	$1,739.7	22.7%	$1,614.2	$1,580.3	21.1%
2-4 years	2,247.5	2,143.5	27.9	2,170.6	2,056.8	27.5
4-6 years	2,075.6	1,906.1	24.8	2,044.2	1,850.6	24.8
6-8 years	1,938.9	1,619.6	21.1	2,004.3	1,638.7	21.9
8-10 years	217.3	174.8	2.3	339.5	263.6	3.5
10+ years	120.0	94.5	1.2	121.7	91.8	1.2
Total fixed maturities	$8,373.2	$7,678.2	100.0%	$8,294.5	$7,481.8	100.0%
Weighted average duration		4.2			4.3

Our fixed maturity and equity securities are carried at fair value. Financial instruments, whose value was determined using significant management judgment or estimation, constituted less than 1% of the total assets we measured at fair value. See also Note 4 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

Limited partnerships and other investments consist primarily of our interest in corporate middle market and real estate limited partnerships. Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity or a combination thereof, of privately-held middle market businesses. Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, or as a practical expedient using the fund’s net asset value, with financial information provided by the partnership on a two- or three-month lag.

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

Although we expect to invest new funds primarily in investment-grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in below investment-grade fixed maturities, limited partnerships, common equity securities and other investment assets.

Impairments

For the three months ended March 31, 2023, we recognized net impairments of $14.8 million, consisting of losses of $10.7 million on fixed maturity securities, primarily related to intent to sell securities in the banking sector, and $4.1 million of estimated credit losses on mortgage loans. For the three months ended March 31, 2022, we recognized net impairments of $0.9 million.

At March 31, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $7.2 million and $3.2 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $2.4 million and $2.1 million, respectively.

The carrying value of fixed maturity securities on non-accrual status at March 31, 2023 was $14.8 million. There were no fixed maturity securities on non-accrual status at December 31, 2022 or March 31, 2022. The effects on income of non-accruals for the three months ended March 31, 2023, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were not material. There was no effect on income for the three months ended March 31, 2022. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2023 were $707.1 million, a decrease of $110.6 million compared to December 31, 2022, primarily attributable to lower prevailing interest rates, partially offset by wider credit spreads. At March 31, 2023, gross unrealized losses consisted primarily of $288.7 million on corporate fixed maturities, $134.4 million on municipals, $126.2 million on residential mortgage-backed securities, $83.4 million on commercial mortgage-backed securities and $51.9 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2023	2022
Due in one year or less	$3.7	$2.4
Due after one year through five years	101.6	108.9
Due after five years through ten years	312.9	382.0
Due after ten years	56.8	67.6
	475.0	560.9
Mortgage-backed and other asset-backed securities	232.1	256.8
Total fixed maturities	$707.1	$817.7

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

Financial markets experienced significant volatility in the quarter as the regional banking sector came under pressure following the default of three banks. Subsequent tightening of lending standards may result in tighter credit conditions for households and businesses, the extent of which is uncertain. Also, during the quarter the Federal Reserve (the “Fed”) increased the federal funds rate by 0.50% to a target range of 4.75% to 5.00% and indicated it will consider additional hikes in the future to return inflation to the Fed’s two percent stated target. Tighter financial conditions are increasing the probability of an economic slowdown, and may increase the likelihood of defaults on our fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income (loss) also included the following items:

	Three Months Ended March 31,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2023
Net realized and unrealized investment losses	$(10.4)	$(4.9)	$(6.5)	$(1.2)	$—	$(23.0)
Other non-operating	—	—	0.2	0.6	—	0.8

2022
Net realized and unrealized investment gains (losses)	$(7.6)	$(3.5)	$(4.9)	$0.1	$—	$(15.9)
Discontinued life businesses	—	—	—	—	(0.4)	(0.4)

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial and other information related to the underlying businesses.

Net realized and unrealized investment losses were $23.0 million for the three months ended March 31, 2023, compared to $15.9 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, net realized and unrealized investment losses were primarily due to impairment losses on investments, including $10.3 million of losses related to intent to sell securities and $4.5 million of credit-related impairments. Additionally, for the three months ended March 31, 2023, we recognized net realized and unrealized investment losses of $7.1 million due to changes in the fair value of equity securities. For the three months ended March 31, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities.

Discontinued operations include our former accident and health and life businesses. Losses of $0.4 million for the three months ended March 31, 2022 primarily reflect adverse loss trends related to the long-term care pool.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The provision for income taxes from continuing operations was a benefit of $5.5 million compared to an expense of $24.7 million for the three months ended March 31, 2023 and 2022, respectively. These amounts resulted in consolidated effective tax rates on pre-tax income (loss) of 31.4% and 19.0% for the three months ended March 31, 2023 and 2022, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. In addition, the provision for 2023 reflects benefits related to tax planning strategies implemented in prior years of $0.8 million. Absent these items, the provision for income taxes would have been a benefit of $3.7 million, or 21.1% and an expense of $27.5 million, or 21.2%, for the three months ended March 31, 2023 and 2022, respectively.

The income tax provision on operating income was an expense of $0.1 million and $28.2 million for the three months ended March 31, 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income of 2.1% and 19.3% for the three months ended March 31, 2023 and 2022, respectively. These provisions reflect the aforementioned excess tax benefits related to stock-based compensation of $1.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. Absent this item, the provisions for income taxes would have been an expense of $1.1 million, or 23.4%, and $31.0 million, or 21.2%, for the three months ended March 31, 2023 and 2022, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2022 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2022 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2023	2022
Total Statutory Capital and Surplus	$2,674.5	$2,690.4

The statutory capital and surplus for our insurance subsidiaries decreased $15.9 million during the first three months of 2023. This decrease was primarily driven by the change in non-admitted assets and from realized investment losses, partially offset by operating profits and from an increase in admitted deferred tax assets.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2023, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,303.9	$652.0	204%	409%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first three months of 2023, Hanover Insurance did not provide dividends to the holding company.

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

Net cash provided by operating activities was $18.1 million during the first three months of 2023, as compared to $200.1 million during the first three months of 2022, a decrease of $182.0 million. During the first quarter of 2022, $183.3 million of surplus funds were received from the MCCA, of which $34.4 million were remitted to policyholders during that same quarter. There was no such refund from the MCCA during 2023. Additionally, the decrease in cash provided was due to an increase in loss and LAE payments, primarily related to catastrophe losses, partially offset by an increase in premiums.

Net cash used in investing activities was $106.5 million during the first three months of 2023, as compared to $112.2 million during the first three months of 2022. During the first three months of 2023 and 2022, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $35.1 million during the first three months of 2023, as compared to $46.8 million during the first three months of 2022. During the first three months of 2023, cash used in financing activities primarily resulted from a quarterly dividend payment to our shareholders. During the first three months of 2022, cash used in financing activities primarily resulted from a quarterly dividend payment to our shareholders and, to a lesser extent, repurchases of our common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2023, we paid a quarterly dividend of $0.81 per share to our shareholders totaling $28.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2023, THG, as a holding company, held approximately $299.2 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund current year holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. During 2023, the financial markets continued to experience significant volatility and values of many securities currently held by THG and its subsidiaries remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of March 31, 2023, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At March 31, 2023, we had borrowing capacity of $117.2 million. There were no outstanding borrowings under this short-term facility at March 31, 2023; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. On March 24, 2023, we amended and restated the credit agreement to provide for the replacement of the interest rate benchmark, from London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (“SOFR”). Other material terms of the credit agreement remained unchanged. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios. We currently have no borrowings under this agreement and had no borrowings under this agreement during the first three months of 2023.

At March 31, 2023, we were in compliance with the covenants of our debt and credit agreements.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators determined were disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes; and (c) a reassessment of rates in light of exposures, loss experience and economic conditions. Regulatory restrictions on rate changes, underwriting, policy terms, and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

Though legislative efforts to create government-funded pandemic insurance programs or other insurance-based pandemic relief have substantially moderated, policymakers continue to discuss various proposals in that area. It is premature to estimate the potential impact, if any, of those proposals on our business.

Information regarding litigation, legal contingencies and regulatory matters appears in Part I - Note 12 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2022 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the first three months of 2023 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2023 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors, nor can we assess the impact, if any, that they may have on our business in the future.

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
•
changes in frequency and loss severity trends, including due to continually evolving insureds’ behavior as a result of the Pandemic or otherwise, exacerbated by persistent inflation and supply chain disruptions;
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
•
changes in weather patterns, whether as a result of global climate change, or otherwise, and global climate change-driven systemic transitions, causing a higher level of losses from weather events to persist and leading to new or enhanced regulations;
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
•
unfavorable developments, such as those resulting from the implementation of the enacted legislation in Michigan described above, or litigation matters, social inflation and the possibility of adverse judicial decisions, including those which expand policy coverage beyond its intended scope or award “bad faith” or other non-contractual damages;
•
continuing risks and uncertainties associated with the lingering impacts of the Pandemic and general economic and sociopolitical conditions, both related to the Pandemic and otherwise; and
•
other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2023 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2023	219	$135.23	—	$330
February 1 - 28, 2023	61,262	139.50	—	330
March 1 - 31, 2023	638	126.42	—	330
Total	62,119	$139.36	—	$330

(1)
Includes 219 shares, 61,262 shares and 638 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, February 28 and March 31, 2023, respectively.

ITEM 6 – EXHIBITS

EX – 10.1+	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan.

EX – 10.2+	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan.

EX – 10.3+	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan.

EX – 10.4

Amendment No. 1, dated March 24, 2023, by and among The Hanover Insurance Group, Inc., JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto, previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 29, 2023 and incorporated herein by reference.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (embedded within EX – 101).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 3, 2023	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

May 3, 2023	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer