Form 10-Q
period 2023-06-30
HANOVER INSURANCE GROUP, INC.
filed 2023-08-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock was 35,753,876 as of August 1, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues
Premiums	$1,411.7	$1,293.8	$2,791.7	$2,557.6
Net investment income	87.6	70.5	166.3	147.4
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	0.1	(19.2)	(1.0)	(16.2)
Net change in fair value of equity securities	(1.1)	(59.0)	(8.2)	(77.0)
Impairments on investments:
Credit-related recoveries (impairments)	(1.7)	0.5	(6.2)	(0.1)
Losses on intent to sell securities	—	(0.2)	(10.3)	(0.5)
	(1.7)	0.3	(16.5)	(0.6)
Total net realized and unrealized investment losses	(2.7)	(77.9)	(25.7)	(93.8)
Fees and other income	7.8	6.5	15.8	12.4
Total revenues	1,504.4	1,292.9	2,948.1	2,623.6
Losses and expenses
Losses and loss adjustment expenses	1,139.9	845.5	2,157.3	1,633.0
Amortization of deferred acquisition costs	292.7	269.3	581.5	532.2
Interest expense	8.6	8.5	17.1	17.0
Other operating expenses	153.9	141.4	300.4	283.2
Total losses and expenses	1,595.1	1,264.7	3,056.3	2,465.4
Income (loss) from continuing operations before income taxes	(90.7)	28.2	(108.2)	158.2
Income tax expense (benefit):
Current	(14.8)	29.4	(12.6)	59.6
Deferred	(5.9)	(24.0)	(13.6)	(29.5)
Total income tax expense (benefit)	(20.7)	5.4	(26.2)	30.1
Income (loss) from continuing operations	(70.0)	22.8	(82.0)	128.1
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.8	—	0.8	—
Loss from discontinued life businesses	—	(0.1)	—	(0.5)
Net income (loss)	$(69.2)	$22.7	$(81.2)	$127.6
Earnings per common share:
Basic:
Income (loss) from continuing operations	$(1.96)	$0.64	$(2.30)	$3.60
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.02	—	0.03	—
Loss from discontinued life businesses	—	—	—	(0.01)
Net income (loss) per share	$(1.94)	$0.64	$(2.27)	$3.59
Weighted average shares outstanding	35.7	35.6	35.7	35.6
Diluted:
Income (loss) from continuing operations	$(1.96)	$0.63	$(2.30)	$3.55
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.02	—	0.03	—
Loss from discontinued life businesses	—	—	—	(0.02)
Net income (loss) per share	$(1.94)	$0.63	$(2.27)	$3.53
Weighted average shares outstanding	35.7	36.1	35.7	36.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$(69.2)	$22.7	$(81.2)	$127.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income (Loss)	(66.6)	(261.4)	26.7	(640.8)
Having credit losses recognized in the Consolidated Statements of Income (Loss)	0.4	(3.0)	1.4	(3.5)
Total available-for-sale securities	(66.2)	(264.4)	28.1	(644.3)
Pension and postretirement benefits:
Net change in net actuarial loss	1.6	1.1	3.2	2.2
Long-duration insurance contracts:
Net change in market risk	1.4	6.2	(0.7)	13.1
Total other comprehensive income (loss), net of tax	(63.2)	(257.1)	30.6	(629.0)
Comprehensive loss	$(132.4)	$(234.4)	$(50.6)	$(501.4)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2023	2022
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,375.5 and $8,294.5)	$7,598.0	$7,481.8
Equity securities, at fair value	232.7	241.9
Other investments	809.7	786.1
Total investments	8,640.4	8,509.8
Cash and cash equivalents	167.6	305.0
Accrued investment income	55.5	54.5
Premiums and accounts receivable, net	1,673.8	1,601.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,997.3	1,964.5
Deferred acquisition costs	606.4	604.8
Deferred income tax asset	203.7	199.2
Goodwill	178.8	178.8
Other assets	577.4	493.0
Assets of discontinued businesses	85.8	84.1
Total assets	$14,186.7	$13,995.1
Liabilities
Loss and loss adjustment expense reserves	$7,313.3	$7,012.6
Unearned premiums	3,020.8	2,954.2
Expenses and taxes payable	651.7	731.7
Reinsurance premiums payable	69.5	70.3
Debt	782.8	782.4
Liabilities of discontinued businesses	110.7	110.2
Total liabilities	11,948.8	11,661.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,923.0	1,913.1
Accumulated other comprehensive loss	(670.9)	(701.5)
Retained earnings	2,853.0	2,992.9
Treasury stock at cost (24.7 million and 24.9 million shares)	(1,867.8)	(1,871.4)
Total shareholders’ equity	2,237.9	2,333.7
Total liabilities and shareholders’ equity	$14,186.7	$13,995.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,913.6	1,887.8	1,913.1	1,887.2
Employee and director stock-based awards and other	9.4	9.0	9.9	9.6
Balance at end of period	1,923.0	1,896.8	1,923.0	1,896.8
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(547.1)	(195.0)	(641.4)	184.9
Net appreciation (depreciation) on available-for-sale securities	(66.2)	(264.4)	28.1	(644.3)
Balance at end of period	(613.3)	(459.4)	(613.3)	(459.4)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(62.5)	(61.6)	(64.1)	(62.7)
Net amount recognized as net periodic benefit cost	1.6	1.1	3.2	2.2
Balance at end of period	(60.9)	(60.5)	(60.9)	(60.5)
Long Duration Insurance Contracts:
Balance at beginning of period	1.9	(6.1)	4.0	—
Adoption of ASU 2018-12, net of tax	—	—	—	(13.0)
Net change in market risk	1.4	6.2	(0.7)	13.1
Balance at end of period	3.3	0.1	3.3	0.1
Total accumulated other comprehensive loss	(670.9)	(519.8)	(670.9)	(519.8)
Retained Earnings
Balance at beginning of period	2,951.6	3,065.2	2,992.9	2,983.2
Adoption of ASU 2018-12, net of tax	—	—	—	4.1
Adjusted balance at beginning of period	2,951.6	3,065.2	2,992.9	2,987.3
Net income (loss)	(69.2)	22.7	(81.2)	127.6
Dividends to shareholders	(29.4)	(26.9)	(58.7)	(53.9)
Balance at end of period	2,853.0	3,061.0	2,853.0	3,061.0
Treasury Stock
Balance at beginning of period	(1,869.1)	(1,860.0)	(1,871.4)	(1,848.3)
Shares purchased at cost	—	(4.1)	—	(20.4)
Net shares reissued at cost under employee stock-based compensation plans	1.3	1.7	3.6	6.3
Balance at end of period	(1,867.8)	(1,862.4)	(1,867.8)	(1,862.4)
Total shareholders’ equity	$2,237.9	$2,576.2	$2,237.9	$2,576.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(81.2)	$127.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized investment losses	25.5	93.7
Net amortization and depreciation	4.0	6.2
Stock-based compensation expense	15.3	14.1
Amortization of defined benefit plan costs	4.0	2.7
Deferred income tax benefit	(13.5)	(29.4)
Change in deferred acquisition costs	(1.6)	(19.0)
Change in premiums receivable, net of reinsurance premiums payable	(73.2)	(35.7)
Change in loss, loss adjustment expense and unearned premium reserves	366.9	228.7
Change in reinsurance recoverable	(32.8)	(27.4)
Change in expenses and taxes payable	(89.1)	(85.1)
Other, net	(80.0)	(67.7)
Net cash provided by operating activities	44.3	208.7
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	363.1	619.9
Proceeds from disposals of equity securities and other investments	14.3	220.2
Purchase of fixed maturities	(443.4)	(976.1)
Purchase of equity securities and other investments	(45.2)	(71.7)
Capital expenditures	(6.8)	(9.9)
Net cash used in investing activities	(118.0)	(217.6)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.2	10.5
Dividends paid to shareholders	(57.9)	(53.4)
Repurchases of common stock	—	(20.4)
Other financing activities	(10.0)	(12.8)
Net cash used in financing activities	(63.7)	(76.1)
Net change in cash and cash equivalents	(137.4)	(85.0)
Cash and cash equivalents, beginning of period	305.0	230.9
Cash and cash equivalents, end of period	$167.6	$145.9

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information.” The interim consolidated financial statements also include the Company’s discontinued operations, consisting of the Company’s former accident and health insurance business, as well as its former Chaucer business (U.K.-based Lloyd's entities). All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	June 30, 2023
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$482.3	$—	$482.3	$0.2	$58.1	$424.4
Foreign government	2.2	—	2.2	—	0.1	2.1
Municipal	1,283.8	—	1,283.8	1.0	149.2	1,135.6
Corporate	4,041.1	(2.5)	4,038.6	7.1	318.1	3,727.6
Residential mortgage-backed	1,298.9	—	1,298.9	0.2	144.1	1,155.0
Commercial mortgage-backed	919.0	—	919.0	—	91.6	827.4
Other asset-backed	350.7	—	350.7	—	24.8	325.9
Total fixed maturities	$8,378.0	$(2.5)	$8,375.5	$8.5	$786.0	$7,598.0

	December 31, 2022
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$478.9	$—	$478.9	$0.2	$58.9	$420.2
Foreign government	2.3	—	2.3	—	0.1	2.2
Municipal	1,239.5	—	1,239.5	0.8	164.2	1,076.1
Corporate	4,066.4	(2.1)	4,064.3	3.3	337.7	3,729.9
Residential mortgage-backed	1,215.3	—	1,215.3	0.6	142.1	1,073.8
Commercial mortgage-backed	924.1	—	924.1	—	87.7	836.4
Other asset-backed	370.1	—	370.1	0.1	27.0	343.2
Total fixed maturities	$8,296.6	$(2.1)	$8,294.5	$5.0	$817.7	$7,481.8

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

	June 30, 2023
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$381.5	$377.0
Due after one year through five years	2,557.9	2,431.3
Due after five years through ten years	2,527.3	2,189.8
Due after ten years	340.2	291.6
	5,806.9	5,289.7
Mortgage-backed and other asset-backed securities	2,568.6	2,308.3
Total fixed maturities	$8,375.5	$7,598.0

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022, including the length of time the securities have been in an unrealized loss position:

	June 30, 2023
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$3.3	$113.1	$54.8	$301.9	$58.1	$415.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	9.1	242.8	140.1	813.7	149.2	1,056.5
Corporate	27.7	993.6	276.7	2,272.5	304.4	3,266.1
Residential mortgage-backed	17.7	464.3	126.4	659.4	144.1	1,123.7
Commercial mortgage-backed	3.8	112.1	87.8	710.3	91.6	822.4
Other asset-backed	2.2	128.0	22.6	197.9	24.8	325.9
Total investment grade	63.9	2,055.8	708.4	4,955.7	772.3	7,011.5
Below investment grade:
Corporate	3.9	112.0	9.8	82.6	13.7	194.6
Total fixed maturities	$67.8	$2,167.8	$718.2	$5,038.3	$786.0	$7,206.1

	December 31, 2022
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$15.8	$237.3	$43.1	$160.7	$58.9	$398.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	64.9	595.5	99.3	386.6	164.2	982.1
Corporate	202.2	2,786.2	118.2	489.8	320.4	3,276.0
Residential mortgage-backed	51.6	642.0	90.5	387.6	142.1	1,029.6
Commercial mortgage-backed	48.7	663.2	39.0	164.4	87.7	827.6
Other asset-backed	11.0	234.8	16.0	75.1	27.0	309.9
Total investment grade	394.3	5,160.9	406.1	1,664.2	800.4	6,825.1
Below investment grade:
Corporate	13.5	253.2	3.8	17.3	17.3	270.5
Total fixed maturities	$407.8	$5,414.1	$409.9	$1,681.5	$817.7	$7,095.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Proceeds from sales	$59.0	$205.1	$86.6	$273.7
Gross gains	0.8	0.2	0.9	1.8
Gross losses	0.6	20.3	2.0	20.8

D. Impairments

For the three months ended June 30, 2023, the Company recognized net impairments of $1.7 million, consisting of estimated credit losses of $1.3 million on mortgage loans and $0.4 million on fixed maturity securities. For the six months ended June 30, 2023, the Company recognized net impairments of $16.5 million, primarily consisting of $10.3 million of intent to sell fixed maturity securities and estimated credit losses on mortgage loans of $5.4 million. For the three months ended June 30, 2022, the Company recognized a net recovery of $0.3 million, consisting of recoveries on mortgage loans of $1.8 million, partially offset by impairments on fixed maturities of $1.5 million. For six months ended June 30, 2022, the Company recognized net impairments of $0.6 million, consisting of impairments on fixed maturity securities of $2.4 million, partially offset by recoveries on mortgage loans of $1.8 million.

At June 30, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $8.5 million and $3.2 million respectively, and the allowance for credit losses on available-for-sale debt securities was $2.5 million and $2.1 million, respectively. The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Allowance for credit losses as of the beginning of the period	$7.2	$7.1	$3.2	$7.1
Additional credit losses on investments for which an allowance was previously recognized	1.3	—	5.4	—
Reductions for disposals	—	(0.1)	—	(0.1)
Recoveries	—	(1.8)	(0.1)	(1.8)
Allowance for credit losses as of the end of the period	$8.5	$5.2	$8.5	$5.2

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

E. Equity securities

The following table provides pre-tax net realized and unrealized losses on equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net losses recognized during the period	$(1.1)	$(59.0)	$(8.2)	$(77.0)
Less: net losses recognized on equity securities sold during the period	—	(9.2)	—	(8.7)
Net unrealized losses recognized during the period on equity securities still held	$(1.1)	$(49.8)	$(8.2)	$(68.3)

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

The estimated fair values of the financial instruments were as follows:

	June 30, 2023		December 31, 2022
	Carrying	Market	Carrying	Market
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,598.0	$7,598.0	$7,481.8	$7,481.8
Fair Value through Net Income:
Equity securities	232.7	232.7	241.9	241.9
Other investments	126.1	126.1	131.8	131.8
Amortized Cost/Cost:
Other investments	425.3	402.2	432.3	401.0
Cash and cash equivalents	167.6	167.6	305.0	305.0
Total financial instruments	$8,549.7	$8,526.6	$8,592.8	$8,561.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$782.8	$711.3	$782.4	$713.9

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first six months of 2023 and 2022, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	June 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$424.4	$288.8	$135.6	$—
Foreign government	2.1	—	2.1	—
Municipal	1,135.6	—	1,126.8	8.8
Corporate	3,727.6	—	3,727.5	0.1
Residential mortgage-backed, U.S. agency backed	1,020.7	—	1,020.7	—
Residential mortgage-backed, non-agency	134.3	—	134.3	—
Commercial mortgage-backed	827.4	—	820.2	7.2
Other asset-backed	325.9	—	325.9	—
Total fixed maturities	7,598.0	288.8	7,293.1	16.1
Equity securities	232.7	225.1	—	7.6
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,834.3	$513.9	$7,293.1	$27.3

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$420.2	$282.7	$137.5	$—
Foreign government	2.2	—	2.2	—
Municipal	1,076.1	—	1,066.8	9.3
Corporate	3,729.9	—	3,729.8	0.1
Residential mortgage-backed, U.S. agency backed	974.0	—	974.0	—
Residential mortgage-backed, non-agency	99.8	—	99.8	—
Commercial mortgage-backed	836.4	—	828.9	7.5
Other asset-backed	343.2	—	343.2	—
Total fixed maturities	7,481.8	282.7	7,182.2	16.9
Equity securities	241.9	234.4	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,727.3	$517.1	$7,182.2	$28.0

.

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At June 30, 2023 and December 31, 2022, the fair values of these investments were $122.5 million and $128.2 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$167.6	$167.6	$—	$—
Other investments	402.2	—	6.2	396.0
Total financial instruments	$569.8	$167.6	$6.2	$396.0

Liabilities:
Debt	$711.3	$—	$711.3	$—

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.0	$305.0	$—	$—
Other investments	401.0	—	6.0	395.0
Total financial instruments	$706.0	$305.0	$6.0	$395.0

Liabilities:
Debt	$713.9	$—	$713.9	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended June 30, 2023
Balance April 1, 2023	$9.1	$0.1	$7.5	$16.7	$11.1	$27.8
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.1	0.1
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	—	—	(0.2)	(0.2)	—	(0.2)
Settlements	(0.3)	—	(0.1)	(0.4)	—	(0.4)
Balance June 30, 2023	$8.8	$0.1	$7.2	$16.1	$11.2	$27.3
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$—	$—	$(0.2)	$(0.2)	$—	$(0.2)

Three Months Ended June 30, 2022
Balance April 1, 2022	$12.3	$0.1	$10.6	$23.0	$9.1	$32.1
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	5.3	5.3
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.2)	—	(0.3)	(0.5)	—	(0.5)
Settlements	(1.1)	—	(2.2)	(3.3)	—	(3.3)
Balance June 30, 2022	$11.0	$0.1	$8.1	$19.2	$14.4	$33.6
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.2)	$—	$(0.3)	$(0.5)	$—	$(0.5)

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Six Months Ended June 30, 2023
Balance January 1, 2023	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.1	0.1
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.1	—	—	0.1	—	0.1
Settlements	(0.6)	—	(0.3)	(0.9)	—	(0.9)
Balance June 30, 2023	$8.8	$0.1	$7.2	$16.1	$11.2	$27.3
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.1	$—	$—	$0.1	$—	$0.1

Six Months Ended June 30, 2022
Balance January 1, 2022	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.8)	—	(0.8)	(1.6)	—	(1.6)
Settlements	(2.2)	—	(2.4)	(4.6)	—	(4.6)
Balance June 30, 2022	$11.0	$0.1	$8.1	$19.2	$14.4	$33.6
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.8)	$—	$(0.8)	$(1.6)	$—	$(1.6)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three or six months ended June 30, 2023 and 2022.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			June 30, 2023		December 31, 2022
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size	$8.8	6.1 - 6.8% (6.6%)	$9.3	4.5 - 6.8% (6.6%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	7.2	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)	7.5	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.1	N/A
	Internal price based on financing round	Discount for: Market liquidity	6.4	27.0% (27.0%)	6.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.6	17.2% (17.2%)	3.6	17.2% (17.2%)

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

5. Income Taxes

Income tax expense (benefit) for the six months ended June 30, 2023 and 2022 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax benefit of $26.2 million and an expense of $30.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2018. The audit of the Company’s 2019 Illinois business income tax was settled in June 2023.

6. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2023	2022
(in millions)	Pension Plans
Interest cost	$5.4	$3.8
Expected return on plan assets	(5.5)	(4.3)
Recognized net actuarial loss	2.0	1.3
Net periodic pension cost	$1.9	$0.8

	Six Months Ended June 30,
	2023	2022
(in millions)	Pension Plans
Interest cost	$10.9	$7.6
Expected return on plan assets	(11.0)	(8.6)
Recognized net actuarial loss	3.9	2.6
Net periodic pension cost	$3.8	$1.6

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended June 30,
	2023			2022
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income (Loss)	$(84.2)	$17.7	$(66.5)	$(349.7)	$73.4	$(276.3)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income (Loss)	0.2	(0.1)	0.1	(5.1)	1.1	(4.0)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income (Loss)	(0.1)	—	(0.1)	19.6	(4.9)	14.7
Amount of credit-related impairments recognized in the Consolidated Statement of Income (Loss)	0.4	(0.1)	0.3	1.3	(0.3)	1.0
Amount of additional impairment losses recognized in the Consolidated Statement of Income (Loss)	—	—	—	0.2	—	0.2
Net unrealized losses	(83.7)	17.5	(66.2)	(333.7)	69.3	(264.4)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	2.0	(0.4)	1.6	1.3	(0.2)	1.1
Long-duration insurance contracts:
Net change in market risk	1.8	(0.4)	1.4	7.8	(1.6)	6.2
Other comprehensive loss	$(79.9)	$16.7	$(63.2)	$(324.6)	$67.5	$(257.1)

	Six Months Ended June 30,
	2023			2022
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statement of Income (Loss)	$23.5	$(4.9)	$18.6	$(827.2)	$173.7	$(653.5)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income (Loss)	1.0	(0.2)	0.8	(6.3)	1.3	(5.0)
Amount of losses realized from sales and other recognized in Consolidated Statement of Income (Loss)	1.0	(1.0)	—	16.6	(4.3)	12.3
Amount of credit-related impairments recognized in the Consolidated Statement of Income (Loss)	0.8	(0.2)	0.6	1.9	(0.4)	1.5
Amount of additional impairment losses recognized in the Consolidated Statement of Income (Loss)	10.3	(2.2)	8.1	0.5	(0.1)	0.4
Net unrealized gains (losses)	36.6	(8.5)	28.1	(814.5)	170.2	(644.3)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	4.0	(0.8)	3.2	2.7	(0.5)	2.2
Long-duration insurance contracts:
Net change in market risk	(0.9)	0.2	(0.7)	16.6	(3.5)	13.1
Other comprehensive income (loss)	$39.7	$(9.1)	$30.6	$(795.2)	$166.2	$(629.0)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss				Where Net Income (Loss) is Presented
Net unrealized gains (losses) on investment securities	$0.1	$(19.7)	$(1.0)	$(16.7)	Net realized gains (losses) from sales and other
	(0.4)	(1.5)	(11.1)	(2.4)	Impairments on investments
	(0.3)	(21.2)	(12.1)	(19.1)	Total before tax
	0.1	5.2	3.4	4.8	Income tax benefit (expense)
	(0.2)	(16.0)	(8.7)	(14.3)	Continuing operations; net of tax
	—	0.1	—	0.1	Discontinued operations - loss from discontinued life businesses
	(0.2)	(15.9)	(8.7)	(14.2)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(2.0)	(1.3)	(4.0)	(2.7)	Loss adjustment expenses and other operating expenses (1)
	0.4	0.2	0.8	0.5	Income tax benefit (expense)
	(1.6)	(1.1)	(3.2)	(2.2)	Continuing operations; net of tax
Net change in market risk	—	0.2	—	0.4	Loss from discontinued life businesses
	—	(0.1)	—	(0.2)	Income tax benefit (expense)
	—	0.1	—	0.2	Discontinuing operations; net of tax
Total reclassifications for the period	$(1.8)	$(16.9)	$(11.9)	$(16.2)	Benefit (expense) reflected in income (loss), net of tax

(1)
The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and six months ended June 30, 2023 and 2022.

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

Management evaluates the results of its segments based on operating income (loss) before income taxes, excluding interest expense on debt. Operating income (loss) before income taxes excludes certain items which are included in net income (loss), such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before interest expense and income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income (loss) before interest expense and income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before income taxes should not be construed as a substitute for income (loss) before income taxes or income (loss) from continuing operations, and operating income (loss) should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating revenues:
Core Commercial	$556.4	$513.6	$1,101.1	$1,024.7
Specialty	340.2	309.8	670.7	611.1
Personal Lines	606.8	544.2	1,194.6	1,074.9
Other	3.7	3.2	7.4	6.7
Total	1,507.1	1,370.8	2,973.8	2,717.4
Net realized and unrealized investment losses	(2.7)	(77.9)	(25.7)	(93.8)
Total revenues	$1,504.4	$1,292.9	$2,948.1	$2,623.6
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$20.5	$34.3	$(4.3)	$66.5
Net investment income	39.7	32.6	75.8	68.0
Other expense	(0.1)	—	(0.2)	(0.1)
Core Commercial operating income	60.1	66.9	71.3	134.4
Specialty:
Underwriting income	36.1	30.3	66.8	64.2
Net investment income	18.6	14.8	35.6	31.0
Other income (expense)	(0.3)	0.1	0.3	—
Specialty operating income	54.4	45.2	102.7	95.2
Personal Lines:
Underwriting loss	(222.9)	(19.9)	(295.1)	(7.6)
Net investment income	26.4	20.6	49.0	43.2
Other income	2.4	2.1	5.4	3.5
Personal Lines operating income (loss)	(194.1)	2.8	(240.7)	39.1
Other:
Underwriting income	—	—	—	—
Net investment income	2.9	2.5	5.9	5.2
Other expense	(2.7)	(2.4)	(5.4)	(4.5)
Other operating income	0.2	0.1	0.5	0.7
Operating income (loss) before interest expense and income taxes	(79.4)	115.0	(66.2)	269.4
Interest on debt	(8.6)	(8.5)	(17.1)	(17.0)
Operating income (loss) before income taxes	(88.0)	106.5	(83.3)	252.4
Non-operating items:
Net realized and unrealized investment losses	(2.7)	(77.9)	(25.7)	(93.8)
Other non-operating	—	(0.4)	0.8	(0.4)
Income (loss) from continuing operations before income taxes	$(90.7)	$28.2	$(108.2)	$158.2

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	June 30, 2023	December 31, 2022
Property and Casualty	$14,100.9	$13,911.0
Assets of discontinued businesses	85.8	84.1
Total	$14,186.7	$13,995.1

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of June 30, 2023, there were 2,908,063 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan.

On May 9, 2023, the shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase plan (the “ESPP Plan”), authorizing the issuance of 1,250,000 shares under the plan, all of which were available for issuance as of June 30, 2023. This plan replaces the 2014 Employee Stock Purchase Plan.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock-based compensation expense	$8.2	$7.4	$15.3	$14.1
Tax benefit	(1.7)	(1.5)	(3.2)	(2.9)
Stock-based compensation expense, net of taxes	$6.5	$5.9	$12.1	$11.2

Stock Options

Information on the Company’s stock option activity for the six months ended June 30, 2023 and 2022 is summarized below.

	Six Months Ended June 30,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,080,852	$107.07	1,230,211	$99.14
Granted	135,019	140.01	140,339	139.51
Exercised	(38,680)	93.71	(261,326)	86.68
Forfeited or cancelled	(9,579)	130.96	(6,075)	116.44
Outstanding, end of period	1,167,612	111.12	1,103,149	107.13

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	378,256	$124.88	380,100	$117.60
Granted	148,918	138.44	147,286	138.48
Vested	(129,811)	118.18	(118,182)	119.26
Forfeited	(10,495)	129.21	(15,868)	121.56
Outstanding, end of period	386,868	132.23	393,336	124.76
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	119,163	$122.81	113,848	$115.92
Granted	50,115	137.90	47,954	140.36
Vested	(44,781)	114.14	(39,338)	124.42
Forfeited	(3,919)	109.14	(3,301)	120.66
Outstanding, end of period	120,578	132.75	119,163	122.81

In the first six months of 2023 and 2022, the Company granted market-based awards totaling 21,789 shares and 19,057 shares, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2023 and 2022 are 2,836 shares and 1,282 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2023 and 2022, respectively.

The Company also granted performance-based restricted stock units in 2023 and 2022, totaling 28,326 shares and 28,897 shares, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amount granted above in 2023 and 2022 are 5,961 shares and 7,988 shares, respectively, related to performance-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2023 and 2022, respectively.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic shares used in the calculation of earnings per share	35.7	35.6	35.7	35.6
Dilutive effect of securities:
Employee stock options	—	0.3	—	0.3
Non-vested stock grants	—	0.2	—	0.2
Diluted shares used in the calculation of earnings per share	35.7	36.1	35.7	36.1
Per share effect of dilutive securities on income (loss) from continuing operations	$—	$(0.01)	$—	$(0.05)
Per share effect of dilutive securities on net income (loss)	$—	$(0.01)	$—	$(0.06)

Diluted earnings per share for the three and six months ended June 30, 2023 excludes 0.9 million and 0.8 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the three and six months ended June 30, 2022 excludes 0.1 million shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program, the Company had approximately $330 million available at June 30, 2023. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,162.0	1,660.2
Prior years	(4.7)	(27.2)
Total incurred losses and LAE	2,157.3	1,633.0
Net payments of losses and LAE in respect of losses occurring in:
Current year	727.8	571.0
Prior years	1,151.3	913.7
Total payments	1,879.1	1,484.7
Net reserve for losses and LAE, end of period	5,542.2	4,902.1
Reinsurance recoverable on unpaid losses	1,771.1	1,704.8
Gross reserve for losses and LAE, end of period	$7,313.3	$6,606.9

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $4.7 million and $27.2 million in 2023 and 2022, respectively.

2023

For the six months ended June 30, 2023, net favorable loss and LAE development was $4.7 million, primarily as a result of favorable development of $38.1 million in Specialty and net favorable development of $1.5 million in Core Commercial, partially offset by unfavorable development of $34.9 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses of $22.2 million in the Professional and Executive division, primarily in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in the surety, marine, and Specialty P&C divisions. The net favorable development in Core Commercial was primarily due to lower than expected losses of $12.9 million, within the commercial multiple peril line primarily in accident year 2022 due to Winter Storm Elliott, and lower than expected losses of $12.0 million within the workers’ compensation line primarily in accident years 2014 through 2022. The favorable development in Core Commercial was partially offset by higher than expected losses of $10.5 million in the commercial automobile line, primarily bodily injury and personal injury protection in accident years 2014 through 2020, and physical damage in accident year 2022 and, to a lesser extent, higher than expected losses in monoline property and general liability coverages. The unfavorable development in Personal Lines was primarily due to higher than expected losses of $18.4 million in the homeowners line, primarily in accident year 2022 due to Winter Storm Elliott, and higher than expected losses of $12.4 million within the personal automobile line. The higher than expected losses in the personal automobile line were primarily within bodily injury and property damage coverages in accident years 2021 and 2022, partially offset by lower than expected losses within personal injury protection coverages in accident years 2020 through 2022.

2022

For the six months ended June 30, 2022, net favorable loss and LAE development was $27.2 million, primarily as a result of favorable development of $20.1 million in Core Commercial and favorable development of $17.5 million in Specialty, partially offset by unfavorable development of $10.4 million in Personal Lines. The favorable development in Core Commercial was primarily due to lower than expected losses of $14.2 million in the workers’ compensation line primarily in accident years 2013 through 2017 and 2020, and lower than expected losses of $11.3 million in the commercial multiple peril line, partially offset by higher than expected losses in the commercial automobile line. The favorable development in Specialty was primarily due to lower than expected losses within the surety, marine, and Professional and Executive divisions, partially offset by higher than expected losses in the Specialty P&C division. The unfavorable development in Personal Lines was due to higher than expected losses of $14.1 million in the homeowners line, primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting of our former accident and health insurance business, as well as our former Chaucer business.

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

During the six months ended June 30, 2023, our net loss was $81.2 million, compared to net income of $127.6 million for the six months ended June 30, 2022, a decrease of $208.8 million. This decrease was primarily due to lower after-tax operating results, partially offset by changes in the fair value of equity securities.

Operating loss before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $66.2 million for the six months ended June 30, 2023, compared to income of $269.4 million for the six months ended June 30, 2022, a decrease of $335.6 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines. The higher catastrophe losses were primarily due to several convective storms across multiple states, with hail damage representing the majority of reported losses, primarily impacting our Personal Lines business, in the second quarter of 2023. Additionally, these higher catastrophe losses included widespread wind, hail and tornadic activity, and several severe freeze events across multiple states, which occurred in the first quarter of 2023. The higher Personal Lines current accident year losses were primarily due to higher loss severity, as a result of continued inflation and supply chain disruptions.

Pre-tax catastrophe losses were $436.6 million for the six months ended June 30, 2023, compared to $122.9 million during the same period of 2022, an increase of $313.7 million. Net favorable development on prior years’ loss reserves was $4.7 million for the six months ended June 30, 2023, compared to $15.2 million for the six months ended June 30, 2022, a decrease of $10.5 million.

Due to persistent supply chain disruptions emerging from the COVID-19 pandemic (“Pandemic”), and significant inflation in the U.S economy, among other factors outside our control, we are experiencing substantially higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other residual Pandemic uncertainties persist, including but not limited to, evolving driving patterns and court caseload backlogs. Although we are taking actions to address our higher claims costs, such elevated costs may affect the property and casualty insurance industry, our business, and our financial results over future periods. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Core Commercial

Core Commercial includes two distinct businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Small commercial utilizes TAP sales, a quoting platform that has enhanced the agents’ ease of doing business with the company. The TAP sales platform generated approximately a 20% increase in new business submissions during the second quarter of 2023 compared to the same period in 2022. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 7.3% in the first six months of 2023, compared to the same period in 2022, primarily driven by pricing and increased new business. Underwriting results decreased in the first six months of 2023, primarily due to higher catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 7.4% in the first six months of 2023, compared to the same period in 2022, primarily due to pricing and increased new business. Underwriting results increased slightly in the first six months of 2023 compared to the same period in 2022, primarily due to higher favorable development on prior years’ loss reserves and earned premium growth, partially offset by higher catastrophe losses. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Personal Lines

Personal Lines focuses on working with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader needs and objectives. Approximately 88% of our policies in force ("PIF") have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs, and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Net premiums written increased by 10.1% in the first six months of 2023, compared to the same period in 2022, primarily due to renewal price increases, partially offset by decreased new business. Underwriting results decreased in the first six months of 2023, primarily due to higher catastrophe losses and higher current accident year losses due to increased severity in our personal automobile and homeowners lines.

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

Results of Operations – Consolidated

Consolidated net loss for the three months ended June 30, 2023 was $69.2 million, compared to net income of $22.7 million for the three months ended June 30, 2022, a decrease of $91.9 million. The change year-over-year was primarily due to lower after-tax operating results, partially offset by a decrease in after-tax net realized and unrealized investment losses of $59.1 million, primarily related to the change in the fair value of equity securities. Operating loss before interest expense and income taxes was $79.4 million for the three months ended June 30, 2023, compared to income of $115.0 million for the three months ended June 30, 2022, a decrease of $194.4 million. This decrease was primarily due to higher catastrophe losses and, to a lesser extent, higher current accident year losses in Personal Lines.

Consolidated net loss for the six months ended June 30, 2023 was $81.2 million, compared to net income of $127.6 million for the six months ended June 30, 2022, a decrease of $208.8 million. This decrease was primarily due to lower after-tax operating results, partially offset by a decrease in after-tax net realized and unrealized investment losses of $54.2 million, primarily related to the change in the fair value of equity securities. Operating loss before interest expense and income taxes was $66.2 million for the six months ended June 30, 2023, compared to income of $269.4 million for the six months ended June 30, 2022, a decrease of $335.6 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income (loss) from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating income (loss) before interest expense and income taxes:
Core Commercial	$60.1	$66.9	$71.3	$134.4
Specialty	54.4	45.2	102.7	95.2
Personal Lines	(194.1)	2.8	(240.7)	39.1
Other	0.2	0.1	0.5	0.7
Operating income (loss) before interest expense and income taxes	(79.4)	115.0	(66.2)	269.4
Interest expense on debt	(8.6)	(8.5)	(17.1)	(17.0)
Operating income (loss) before income taxes	(88.0)	106.5	(83.3)	252.4
Income tax benefit (expense) on operating income (loss)	19.7	(22.6)	19.6	(50.8)
Operating income (loss)	(68.3)	83.9	(63.7)	201.6
Non-operating items:
Net realized and unrealized investment losses	(2.7)	(77.9)	(25.7)	(93.8)
Other non-operating	—	(0.4)	0.8	(0.4)
Income tax benefit on non-operating items	1.0	17.2	6.6	20.7
Income (loss) from continuing operations, net of taxes	(70.0)	22.8	(82.0)	128.1
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.8	—	0.8	—
Loss from discontinued life businesses	—	(0.1)	—	(0.5)
Net income (loss)	$(69.2)	$22.7	$(81.2)	$127.6

Non-GAAP Financial Measures

In addition to consolidated net income (loss), discussed above, we assess our financial performance based upon pre-tax “operating income (loss),” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income (loss) before interest expense and income taxes excludes interest expense on debt and certain other items, which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before interest expense and income taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income (loss) before interest expense and income taxes enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before interest expense and income taxes, which is a non-GAAP measure, should not be construed as a substitute for income (loss) before income taxes or income (loss) from continuing operations, and operating income (loss) should not be construed as a substitute for net income (loss).

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating revenues
Net premiums written	$1,446.8	$1,332.8	$2,868.3	$2,645.1
Net premiums earned	$1,411.7	$1,293.8	$2,791.7	$2,557.6
Net investment income	87.6	70.5	166.3	147.4
Other income	7.8	6.5	15.8	12.4
Total operating revenues	1,507.1	1,370.8	2,973.8	2,717.4
Losses and operating expenses
Losses and LAE	1,139.9	845.5	2,157.3	1,633.0
Amortization of deferred acquisition costs	292.7	269.3	581.5	532.2
Other operating expenses	153.9	141.0	301.2	282.8
Total losses and operating expenses	1,586.5	1,255.8	3,040.0	2,448.0
Operating income (loss) before interest expense and income taxes	$(79.4)	$115.0	$(66.2)	$269.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Operating loss before interest expense and income taxes was $79.4 million for the three months ended June 30, 2023, compared to income of $115.0 million for the three months ended June 30, 2022, a decrease of $194.4 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines. The higher catastrophe losses were primarily due to several convective storms across multiple states, with hail damage representing the majority of reported losses, primarily impacting our Personal Lines business.

Net premiums written increased $114.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to pricing.

Production and Underwriting Results

The following tables summarize premiums written on a gross and net basis, net premiums earned, and loss (including catastrophe losses) and LAE, expense, and combined ratios for our Core Commercial, Specialty and Personal Lines segments. Loss and LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$553.8	$486.8	$515.6	6.5	62.8	33.0	95.8
Specialty	381.5	325.4	319.8	2.8	53.1	35.3	88.4
Personal Lines	654.6	634.6	576.3	38.0	112.1	25.9	138.0
Total	$1,589.9	$1,446.8	$1,411.7	18.5	80.7	30.6	111.3

	Three Months Ended June 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$525.6	$454.2	$480.1	3.7	60.1	32.5	92.6
Specialty	354.6	302.3	293.5	2.2	54.1	35.3	89.4
Personal Lines	593.7	576.3	520.2	10.2	76.5	26.7	103.2
Total	$1,473.9	$1,332.8	$1,293.8	6.0	65.4	30.8	96.2

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended June 30,
	2023					2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$54.5	$33.5	$5.6	$—	$93.6	$49.3	$35.7	$27.9	$—	$112.9
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(0.7)	11.7	(9.3)	—	1.7	2.8	1.2	5.2	—	9.2
Prior year favorable (unfavorable) catastrophe development	5.0	4.0	(9.0)	—	—	10.9	3.1	(2.0)	—	12.0
Current year catastrophe losses	(38.3)	(13.1)	(210.2)	—	(261.6)	(28.7)	(9.7)	(51.0)	—	(89.4)
Underwriting profit (loss)	20.5	36.1	(222.9)	—	(166.3)	34.3	30.3	(19.9)	—	44.7
Net investment income	39.7	18.6	26.4	2.9	87.6	32.6	14.8	20.6	2.5	70.5
Fees and other income	1.1	1.8	4.1	0.8	7.8	0.9	1.5	3.4	0.7	6.5
Other operating expenses	(1.2)	(2.1)	(1.7)	(3.5)	(8.5)	(0.9)	(1.4)	(1.3)	(3.1)	(6.7)
Operating income (loss) before interest expense and income taxes	$60.1	$54.4	$(194.1)	$0.2	$(79.4)	$66.9	$45.2	$2.8	$0.1	$115.0

Core Commercial

Core Commercial net premiums written were $486.8 million for the three months ended June 30, 2023, compared to $454.2 million for the three months ended June 30, 2022. This $32.6 million increase was primarily driven by pricing and increased new business.

Core Commercial underwriting profit for the three months ended June 30, 2023 was $20.5 million, compared to $34.3 million for the three months ended June 30, 2022, a decrease of $13.8 million. Catastrophe losses for the three months ended June 30, 2023 were $33.3 million, compared to $17.8 million for the three months ended June 30, 2022. The $15.5 million increase was due to widespread hail, wind, flood and tornadic activity across multiple states. Net unfavorable development on prior years’ loss reserves for the three months ended June 30, 2023 was $0.7 million, compared to favorable development of $2.8 million for the three months ended June 30, 2022, an unfavorable change of $3.5 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $54.5 million for the three months ended June 30, 2023, compared to $49.3 million for the three months ended June 30, 2022. This $5.2 million increase was primarily driven by lower current accident year losses in our commercial multiple peril line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $325.4 million for the three months ended June 30, 2023, compared to $302.3 million for the three months ended June 30, 2022. This $23.1 million increase was primarily driven by pricing and increased new business.

Specialty underwriting profit for the three months ended June 30, 2023 was $36.1 million, compared to $30.3 million for the three months ended June 30, 2022, an increase of $5.8 million. Catastrophe losses for the three months ended June 30, 2023 were $9.1 million, compared to $6.6 million for the three months ended June 30, 2022, an increase of $2.5 million. Net favorable development on prior years’ loss reserves for the three months ended June 30, 2023 was $11.7 million, compared to $1.2 million for the three months ended June 30, 2022, an increase of $10.5 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $33.5 million for the three months ended June 30, 2023, compared to $35.7 million for the three months ended June 30, 2022. This $2.2 million decrease was primarily driven by higher current accident year losses in our specialty property and casualty line, partially offset by earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $634.6 million for the three months ended June 30, 2023, compared to $576.3 million for the three months ended June 30, 2022. This $58.3 million increase was primarily due to renewal price increases, partially offset by decreased new business.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2023 were $368.1 million, compared to $340.2 million for the three months ended June 30, 2022, an increase of $27.9 million, or 8.2%. Personal automobile policies in force increased by 2.7%. Net premiums written in the homeowners and other lines of business for the three months ended June 30, 2023 were $266.5 million, compared to $236.1 million for the three months ended June 30, 2022, an increase of $30.4 million, or 12.9%. Homeowners policies in force increased by 3.1%.

Personal Lines underwriting loss for the three months ended June 30, 2023 was $222.9 million, compared to $19.9 million for the three months ended June 30, 2022, a decrease in underwriting results of $203.0 million. Catastrophe losses for the three months ended June 30, 2023 were $219.2 million, compared to $53.0 million for the three months ended June 30, 2022. This $166.2 million increase was primarily due to several convective storms across multiple states, with hail damage representing the majority of reported losses. Net unfavorable development on prior years’ loss reserves for the three months ended June 30, 2023 was $9.3 million, compared to favorable development of $5.2 million for the three months ended June 30, 2022, an unfavorable change of $14.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $5.6 million for the three months ended June 30, 2023, compared to $27.9 million for the three months ended June 30, 2022. This $22.3 million decrease was primarily due to higher current accident year losses. We experienced an increase in loss severity, with inflationary pressures and ongoing supply chain issues, resulting in higher vehicle prices, cost of parts, and other repair costs. In addition, homeowners losses increased due to a higher frequency of large fire losses and higher property severity as a result of higher inflation. We have experienced the effect of inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in temporary lodging and additional living expense reimbursements.

We have been able to obtain pricing increases of 22% in our homeowners line and 12% in our automobile line during the second quarter of 2023 and believe that our ability to obtain pricing increases will continue. Consistent with our expectations, PIF growth in the quarter and first half of 2023 has moderated compared to growth experienced in 2022, driven by lower new business, as our new business pricing is at levels at or above our renewal price increases. We are becoming more restrictive on new business quoting, reducing our appetite where permissible around certain geographies, driver and vehicle history, building and roof condition type. As a result of our pricing and underwriting actions, Personal Lines PIF growth slowed in the second quarter of 2023, and is now flat on a sequential quarter basis. We expect our sequential PIF counts to shrink starting in the third quarter of this year. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory environment. These factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating income of $0.2 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022, an increase of $0.1 million.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Operating loss before interest expense and income taxes was $66.2 million for the six months ended June 30, 2023, compared to income of $269.4 million for the six months ended June 30, 2022, a decrease of $335.6 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines. The higher catastrophe losses were primarily due to several convective storms across multiple states, with hail damage representing the majority of reported losses, primarily impacting our Personal Lines business, in the second quarter of 2023. Additionally, these higher catastrophe losses included widespread wind, hail and tornadic activity, and several severe freeze events across multiple states, which occurred in the first quarter of 2023. The higher current accident year losses were primarily due to higher severity, primarily in our personal automobile line, as a result of continued inflation and supply chain disruptions.

Net premiums written increased by $223.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was primarily due to pricing and increased new business.

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

	Six Months Ended June 30, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,187.9	$1,052.1	$1,023.0	9.5	67.3	32.9	100.2
Specialty	774.0	649.7	631.5	4.8	53.9	35.3	89.2
Personal Lines	1,205.3	1,166.5	1,137.2	27.2	99.3	26.0	125.3
Total	$3,167.2	$2,868.3	$2,791.7	15.6	77.3	30.6	107.9

	Six Months Ended June 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,117.5	$980.8	$954.8	3.9	60.2	32.7	92.9
Specialty	733.7	605.1	577.3	2.5	53.2	35.4	88.6
Personal Lines	1,092.8	1,059.2	1,025.5	6.9	73.3	26.9	100.2
Total	$2,944.0	$2,645.1	$2,557.6	4.8	63.8	31.0	94.8

The following table summarizes U.S. GAAP underwriting results for the Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Six Months Ended June 30,
	2023					2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$97.1	$67.6	$34.6	$—	$199.3	$94.8	$64.0	$72.0	$—	$230.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(4.2)	29.8	(20.9)	—	4.7	9.2	14.4	(8.4)	—	15.2
Prior year favorable (unfavorable) catastrophe development	5.7	8.3	(14.0)	—	—	10.9	3.1	(2.0)	—	12.0
Current year catastrophe losses	(102.9)	(38.9)	(294.8)	—	(436.6)	(48.4)	(17.3)	(69.2)	—	(134.9)
Underwriting profit (loss)	(4.3)	66.8	(295.1)	—	(232.6)	66.5	64.2	(7.6)	—	123.1
Net investment income	75.8	35.6	49.0	5.9	166.3	68.0	31.0	43.2	5.2	147.4
Fees and other income	2.3	3.6	8.4	1.5	15.8	1.9	2.8	6.2	1.5	12.4
Other operating expenses	(2.5)	(3.3)	(3.0)	(6.9)	(15.7)	(2.0)	(2.8)	(2.7)	(6.0)	(13.5)
Operating income (loss) before interest expense and income taxes	$71.3	$102.7	$(240.7)	$0.5	$(66.2)	$134.4	$95.2	$39.1	$0.7	$269.4

Core Commercial

Core Commercial net premiums written were $1,052.1 million for the six months ended June 30, 2023 compared to $980.8 million for the six months ended June 30, 2022. This $71.3 million increase was primarily driven by pricing and increased new business.

Core Commercial underwriting loss for the six months ended June 30, 2023 was $4.3 million, compared to underwriting profit of $66.5 million for the six months ended June 30, 2022, an unfavorable change of $70.8 million. Catastrophe losses for the six months ended June 30, 2023 were $97.2 million, compared to $37.5 million for the six months ended June 30, 2022. The higher catastrophe losses were primarily due to hail, wind, flood and tornadic activity in the first six months of 2023, and several severe freeze events across multiple states in the first quarter of 2023. Net unfavorable development on prior years’ loss reserves for the six months ended June 30, 2023 was $4.2 million, compared to favorable development of $9.2 million loss for six months ended June 30, 2022, an unfavorable change of $13.4 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $97.1 million for the six months ended June 30, 2023, compared to $94.8 million for the six months ended June 30, 2022. This $2.3 million increase was primarily due to earned premium growth.

Specialty

Specialty net premiums written were $649.7 million for the six months ended June 30, 2023, compared to $605.1 million for the six months ended June 30, 2022. This $44.6 million increase was primarily driven by pricing and increased new business.

Specialty underwriting profit for the six months ended June 30, 2023 was $66.8 million, compared to $64.2 million for the six months ended June 30, 2022, an increase of $2.6 million. Catastrophe losses for the six months ended June 30, 2023 were $30.6 million, compared to $14.2 million for the six months ended June 30, 2022. Net favorable development on prior years’ loss reserves for the six months ended June 30, 2023 was $29.8 million, compared to $14.4 million for the six months ended June 30, 2022, an increase of $15.4 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $67.6 million for the six months ended June 30, 2023, compared to $64.0 million for the six months ended June 30, 2022. This $3.6 million increase was primarily due to earned premium growth, partially offset by higher current accident year losses in our Specialty P&C division.

Personal Lines

Personal Lines net premiums written were $1,166.5 million for the six months ended June 30, 2023, compared to $1,059.2 million for the six months ended June 30, 2022. This $107.3 million increase was primarily driven by renewal price increases, partially offset by decreased new business.

Personal Lines underwriting loss for the six months ended June 30, 2023 was $295.1 million, compared to $7.6 million for the six months ended June 30, 2022, a decrease in underwriting results of $287.5 million. Catastrophe losses for the six months ended June 30, 2023 were $308.8 million, compared to $71.2 million for the six months ended June 30, 2022. The $237.6 million increase was primarily due to several convective storms across multiple states, with hail damage representing the majority of reported losses, in the second quarter of 2023 and due to widespread wind, hail, tornadic activity, and several severe freeze events across multiple states, which occurred in the first quarter of 2023. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2023 was $20.9 million, compared to $8.4 million for the six months ended June 30, 2022, an increase of $12.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $34.6 million for the six months ended June 30, 2023, compared to $72.0 million for the six months ended June 30, 2022. This $37.4 million decrease was primarily due to higher current accident year loss severity in our personal automobile and homeowners lines. We experienced an increase in loss severity, with inflationary pressures and ongoing supply chain issues, resulting in higher vehicle prices, cost of parts, and other repair costs. In addition, homeowners losses increased primarily due to an increase in the frequency and average severity of large fire loss activity and higher property severity, as a result of higher inflation. We have experienced the effect of inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in temporary lodging and additional living expense reimbursements.

Other

Our Other segment had operating income of $0.5 million for the six months ended June 30, 2023, compared to $0.7 million for the six months ended June 30, 2022, a decrease of $0.2 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,162.0	1,660.2
Prior year non-catastrophe loss development	(4.7)	(15.2)
Prior year catastrophe loss development	—	(12.0)
Total incurred losses and LAE	2,157.3	1,633.0
Net payments of losses and LAE in respect of losses occurring in:
Current year	727.8	571.0
Prior years	1,151.3	913.7
Total payments	1,879.1	1,484.7
Net reserve for losses and LAE, end of period	5,542.2	4,902.1
Reinsurance recoverable on unpaid losses	1,771.1	1,704.8
Gross reserve for losses and LAE, end of period	$7,313.3	$6,606.9

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	June 30,	December 31,
(in millions)	2023	2022
Commercial multiple peril	$1,576.5	$1,556.6
Workers’ compensation	747.8	735.0
Commercial automobile	495.5	477.7
Other core commercial	624.0	581.6
Total Core Commercial	3,443.8	3,350.9
Specialty Property & Casualty	846.1	820.6
Professional and Executive Lines	526.9	529.3
Marine	139.8	136.0
Surety and Other	106.6	112.2
Total Specialty	1,619.4	1,598.1
Personal automobile	1,635.2	1,633.2
Homeowners and Other	550.6	364.9
Total Personal Lines	2,185.8	1,998.1
Total Other	64.3	65.5
Total loss and LAE reserves	$7,313.3	$7,012.6

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

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Six Months Ended June 30,
	2023			2022
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$4.2	$(5.7)	$(1.5)	$(9.2)	$(10.9)	$(20.1)
Specialty	(29.8)	(8.3)	(38.1)	(14.4)	(3.1)	(17.5)
Personal Lines	20.9	14.0	34.9	8.4	2.0	10.4
Other	—	—	—	—	—	—
Total prior year favorable development	$(4.7)	$—	$(4.7)	$(15.2)	$(12.0)	$(27.2)

It is not possible to know whether the factors that affected loss reserves in the first six months of 2023 will also occur in future periods. We encourage you to read our 2022 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the six months ended June 30, 2023 and 2022, favorable catastrophe development was zero and $12.0 million, respectively. The favorable catastrophe development during the six months ended June 30, 2022 was primarily due to lower than expected losses related to 2021 events, including hurricane Ida, of $10.0 million and, to a lesser extent, other severe hail and wind storms.

2023 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2023, net favorable loss and LAE development, excluding catastrophes, was $4.7 million. Specialty favorable loss and LAE development of $29.8 million was primarily due to lower than expected losses of $22.8 million in our Professional and Executive division, notably in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in our surety line. Personal Lines unfavorable loss and LAE development of $20.9 million was primarily due to higher than expected losses in our personal automobile line of $12.9 million, primarily within bodily injury and property damage coverages in accident years 2021 through 2022 and, to a lesser extent, higher than expected losses in our homeowners line. Core Commercial unfavorable loss and LAE development of $4.2 million was primarily due to higher than expected losses and LAE in our commercial automobile line of $10.9 million and, to a lesser extent, higher than expected losses in general liability coverages, partially offset by lower than expected losses in our workers’ compensation line of $12.0 million.

2022 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2022, net favorable loss and LAE development, excluding catastrophes, was $15.2 million. Specialty favorable loss and LAE development of $14.4 million was primarily due to lower than expected losses in our Surety and Professional and Executive divisions. In addition, lower than expected losses in our marine line were offset by higher than expected losses in our Specialty P&C division. Core Commercial favorable loss and LAE development of $9.2 million was primarily due to lower than expected losses of $14.2 million in the workers’ compensation line, primarily in accident years 2013 through 2017 and 2020, partially offset by higher than expected losses in our commercial automobile line. Personal Lines unfavorable loss and LAE development of $8.4 million was due to higher than expected losses in the homeowners line of $11.7 million, partially offset by lower than expected losses in the personal automobile line. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

Reinsurance

We discuss our catastrophe reinsurance coverage in the Reinsurance section of Part I – Item 1 – Business of our 2022 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to our catastrophe reinsurance coverage from that reported in our 2022 Annual Report on Form 10-K.

Catastrophe Bonds – We have catastrophe protection through two per occurrence excess of loss reinsurance agreements with Commonwealth Re Ltd. (“Commonwealth Re”), an independent company, licensed as a Special Purpose Insurer in Bermuda. The coverage under the reinsurance agreements is limited to specified personal and commercial property coverage written in the following geographies in the United States: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and all waters contiguous thereto. Coverage is provided for catastrophe losses from named tropical storms or hurricanes, including all events or perils directly resulting from such storm or storm system, which may include, by way of example and not limitation, hurricane, wind, gusts, typhoon, hail, rain, tornadoes, cyclones, ensuing flood, storm surge, water damage, fire following, sprinkler leakage, riots, vandalism, and collapse. The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with these two reinsurance agreements, effective July 1, 2023 (“2023 Agreement”) and July 1, 2022 (“2022 Agreement”), Commonwealth Re issued notes (generally referred to as “catastrophe bonds”) to unrelated investors for an aggregate principal amount of $300.0 million, consistent with the amount of coverage provided under the reinsurance agreements as described below. The proceeds have been deposited in a reinsurance trust account.

The 2023 Agreement provides us with coverage of up to $150.0 million through June 30, 2026. For events up to and including June 30, 2026, we are entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.3 billion. The $150.0 million coverage amount is available for 50% of the covered losses, until such losses reach a maximum level of $1.6 billion.

Pursuant to the terms of the 2022 Agreement, effective July 1, 2023, we reset the exhaustion level and percentage of coverage within the layer. For the period from July 1, 2023 through and including June 30, 2025, we will be entitled to begin recovering amounts under the 2022 Agreement if the covered losses in the covered area for a single occurrence reach an attachment amount of $1.3 billion. The $150.0 million coverage amount is available for 50% of the covered losses, until such losses reach a maximum level of $1.6 billion. Prior to the reset, effective July 1, 2023, the $150.0 million coverage was available for covered losses between $1.3 billion and $1.45 billion.

The attachment level, the maximum level (or exhaustion level) and percentage of coverage under each agreement will be reset annually to adjust the expected loss of the layer within a predetermined range.

See the “Reinsurance – Catastrophe Bonds” section of “Part I—Item 1—Business” in our 2022 Annual Report on Form 10-K for more details, including a discussion of the structure of and accounting for Commonwealth Re.

Reinsurance Recoverables

Reinsurance recoverables were $1,997.3 million and $1,964.5 million at June 30, 2023 and December 31, 2022, respectively, of which $125.9 million and $111.1 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $69.1 million and $50.7 million at June 30, 2023 and December 31, 2022, and billed non-MCCA reinsurance recoverables totaled $56.8 million and $60.4 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, and December 31, 2022, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Fixed maturities	$69.4	$57.6	$137.7	$113.4
Limited partnerships	13.1	7.8	18.4	23.0
Mortgage loans	4.0	4.0	8.0	8.4
Equity securities	1.9	3.1	3.8	6.7
Other investments	2.7	0.8	5.2	1.6
Investment expenses	(3.5)	(2.8)	(6.8)	(5.7)
Net investment income	$87.6	$70.5	$166.3	$147.4
Earned yield, fixed maturities	3.31%	2.97%	3.29%	2.96%
Earned yield, total portfolio	3.73%	3.19%	3.53%	3.35%

The increase in net investment income for the three and six months ended June 30, 2023 was primarily due to the impact of higher new money yields and the continued investment of operational cashflows. During the three months ended June 30, 2023, net investment income also benefitted from higher partnership income, while during the six months ended June 30, 2023, partnership income was lower than the prior year. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios. Partnership income for the three and six months ended June 30, 2023 benefited from a real estate property sale in a tax credit partnership, while higher partnership income for the six months ended June 30, 2022, particularly in the first quarter, was driven by substantial valuation increases across all private capital strategies.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2023		December 31, 2022
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,598.0	86.3%	$7,481.8	84.9%
Limited partnerships and other investments	427.1	4.8	397.5	4.5
Mortgage and other loans	382.6	4.3	388.6	4.4
Equity securities, at fair value	232.7	2.7	241.9	2.7
Cash and cash equivalents	167.6	1.9	305.0	3.5
Total cash and investments	$8,808.0	100.0%	$8,814.8	100.0%

Cash and Investments

Total cash and investments decreased $6.8 million, or 0.1%, for the six months ended June 30, 2023 as compared to December 31, 2022, primarily due to the funding of financing activities, including our dividend payments, partially offset by the continued investment of operational cashflows and net market value appreciation.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2023
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Loss	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AAA	$482.3	$424.4	$(57.9)	$0.8
Foreign government	BBB+	2.2	2.1	(0.1)	—
Municipals:
Taxable	AA	1,250.9	1,103.5	(147.4)	15.3
Tax-exempt	AA+	32.9	32.1	(0.8)	(0.1)
Corporate	BBB+	4,038.6	3,727.6	(311.0)	23.4
Asset-backed:
Residential mortgage-backed	AAA	1,298.9	1,155.0	(143.9)	(2.4)
Commercial mortgage-backed	AAA	919.0	827.4	(91.6)	(3.9)
Other asset-backed	AA	350.7	325.9	(24.8)	2.1
Total fixed maturities	A+	$8,375.5	$7,598.0	$(777.5)	$35.2

The change in net unrealized loss on fixed maturities was primarily due to tighter credit spreads, partially offset by higher interest rates.

Amortized cost and fair value by rating category were as follows:

		June 30, 2023			December 31, 2022
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,861.6	$5,302.8	69.8%	$5,761.4	$5,192.4	69.4%
2	Baa	2,126.0	1,915.5	25.2	2,177.1	1,949.4	26.1
3	Ba	163.5	159.6	2.1	160.3	153.4	2.0
4	B	191.2	186.7	2.5	178.9	171.3	2.3
5	Caa and lower	16.6	15.6	0.2	15.0	14.2	0.2
6	In or near default	16.6	17.8	0.2	1.8	1.1	—
Total fixed maturities		$8,375.5	$7,598.0	100.0%	$8,294.5	$7,481.8	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 96% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2023 and December 31, 2022, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings.

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

The duration of our fixed maturity portfolio is as follows:

	June 30, 2023			December 31, 2022
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,857.3	$1,807.9	23.8%	$1,614.2	$1,580.3	21.1%
2-4 years	2,247.1	2,112.5	27.8	2,170.6	2,056.8	27.5
4-6 years	2,120.1	1,912.0	25.2	2,044.2	1,850.6	24.8
6-8 years	1,832.5	1,513.7	19.9	2,004.3	1,638.7	21.9
8-10 years	187.5	148.7	1.9	339.5	263.6	3.5
10+ years	131.0	103.2	1.4	121.7	91.8	1.2
Total fixed maturities	$8,375.5	$7,598.0	100.0%	$8,294.5	$7,481.8	100.0%
Weighted average duration		4.1			4.3

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

Impairments

For the three months ended June 30, 2023, we recognized net impairments of $1.7 million, consisting of estimated credit losses of $1.3 million on mortgage loans and $0.4 million on fixed maturity securities. For the six months ended June 30, 2023, we recognized net impairments of $16.5 million, consisting primarily of losses of $10.3 million on intent to sell fixed maturities in the banking sector and $5.4 million of estimated credit losses on mortgage loans. For the three months ended June 30, 2022 we recognized a net recovery of $0.3 million, consisting of $1.8 million of recoveries on mortgage loans, partially offset by $1.5 million of impairment losses on fixed maturities. For the six months ended June 30, 2022, we recognized net impairments of $0.6 million, consisting of impairment losses on fixed maturities of $2.4 million, which were primarily credit-related, partially offset by $1.8 million of recoveries on mortgage loans.

At June 30, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $8.5 million and $3.2 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $2.5 million and $2.1 million, respectively.

The carrying value of fixed maturity securities on non-accrual status at June 30, 2023 was $14.8 million. There were no fixed maturity securities on non-accrual status at December 31, 2022 or June 30, 2022. The effects on income of non-accruals for the six months ended June 30 2023, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were not material. There was no effect on income for the six months ended June 30, 2022. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at June 30, 2023 were $786.0 million, a decrease of $31.7 million compared to December 31, 2022, primarily attributable to tighter credit spreads, partially offset by higher interest rates. At June 30, 2023, gross unrealized losses consisted primarily of $318.1 million on corporate fixed maturities, $149.2 million on municipals, $144.1 million on residential mortgage-backed securities, $91.6 million on commercial mortgage-backed securities and $58.1 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2023	2022
Due in one year or less	$4.5	$2.4
Due after one year through five years	130.5	108.9
Due after five years through ten years	341.4	382.0
Due after ten years	49.1	67.6
	525.5	560.9
Mortgage-backed and other asset-backed securities	260.5	256.8
Total fixed maturities	$786.0	$817.7

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

During the second quarter of 2023, the U.S. economy showed resilience in the face of the effects of monetary tightening and stress in the banking sector. Despite the failure of several banks in 2023, the banking sector stabilized during the quarter, avoiding a large-scale banking crisis. Also, the Federal Reserve (the “Fed”) increased the federal funds rate by 0.25% in May 2023 to a target range of 5.00% to 5.25%, then paused rate hikes in June 2023. The Fed has indicated that one or two more quarter-point rate increases in 2023 may be necessary to return inflation to the Fed's two percent stated target. Tighter financial conditions remain a challenge to the U.S. economy and may increase the likelihood of defaults on our fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income (loss) also included the following items:

	Three Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2023
Net realized and unrealized investment gains (losses)	$(1.9)	$(0.9)	$(1.1)	$1.2	$—	$(2.7)
Discontinued Chaucer business	—	—	—	—	0.8	0.8

2022
Net realized and unrealized investment gains (losses)	$(37.0)	$(16.8)	$(24.4)	$0.3	$—	$(77.9)
Other non-operating	—		—	(0.4)	—	(0.4)
Discontinued life businesses	—	—	—	—	(0.1)	(0.1)

	Six Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2023
Net realized and unrealized investment losses	$(12.3)	$(5.8)	$(7.6)	$—	$—	$(25.7)
Other non-operating	—	—	0.2	0.6	—	0.8
Discontinued Chaucer business	—	—	—	—	0.8	0.8

2022
Net realized and unrealized investment gains (losses)	$(44.6)	$(20.3)	$(29.3)	$0.4	$—	$(93.8)
Other non-operating	—	—	—	(0.4)	—	(0.4)
Discontinued life businesses	—	—	—	—	(0.5)	(0.5)

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

Net realized and unrealized investment losses were $2.7 million for the three months ended June 30, 2023, compared to $77.9 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, net realized and unrealized investment losses were primarily due to credit-related impairment losses on investments and, to a lesser extent, the change in fair value of equity securities. For the three months ended June 30, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities of approximately $59.0 million and, to a lesser extent, from net realized losses of $19.2 million from sales of investments, primarily fixed maturities.

Net realized and unrealized investment losses were $25.7 million for the six months ended June 30, 2023, compared to $93.8 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net realized and unrealized investment losses were primarily due to impairment losses on investments, including $10.3 million of losses related to intent to sell securities and $6.2 million of credit-related impairments and, to a lesser extent, from changes in the fair value of equity securities of $8.2 million. For the six months ended June 30, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities of $77.0 million and, to a lesser extent, from net realized losses of $16.2 million from sales of investments, primarily fixed maturities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The provision for income taxes from continuing operations was a benefit of $20.7 million compared to an expense of $5.4 million for the three months ended June 30, 2023 and 2022, respectively. These amounts resulted in consolidated effective tax rates on pre-tax income (loss) of 22.8% and 19.1% for the three months ended June 30, 2023 and 2022, respectively. The provision for 2022 includes excess tax benefits related to stock-based compensation and benefits related to tax planning strategies implemented in prior years of $0.2 million and $0.8 million, respectively. Absent these items, the provision for income taxes would have been an expense of $6.4 million, or 22.7%, for the three months ended June 30, 2022.

The income tax provision on operating results was a benefit of $19.7 million compared to an expense of $22.6 million for the three months ended June 30, 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income (loss) of 22.4% and 21.2% for the three months ended June 30, 2023 and 2022, respectively. The 2022 provision reflects the aforementioned excess tax benefits related to stock-based compensation of $0.2 million. Absent this item, the provision for income taxes would have been an expense of $22.8 million, or 21.4%, for the three months ended June 30, 2022. The increase in the rate is primarily due to lower underwriting income.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The provision for income taxes from continuing operations was a benefit of $26.2 million compared to an expense of $30.1 million for the six months ended June 30, 2023 and 2022, respectively. These provisions resulted in consolidated effective federal tax rates of 24.2% and 19.0% for the six months ended June 30, 2023 and 2022, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.0 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $0.8 million for the six months ended June 30, 2023 and 2022. Absent these items, the provision for income taxes would have been a benefit of $24.4 million, or 22.6%, and an expense of $33.9 million, or 21.4%, for the six months ended June 30, 2023 and 2022, respectively. The increase in the rate is primarily due to lower underwriting income.

The income tax provision on operating results was a benefit of $19.6 million compared to an expense of $50.8 million for the six months ended June 30, 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income (loss) of 23.5% and 20.1% for the six months ended June 30, 2023 and 2022, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.0 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. Absent this item, the provisions for income taxes would have been a benefit of $18.6 million, or 22.3%, and an expense of $53.8 million, or 21.3%, for the six months ended June 30, 2023 and 2022, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2022 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2022 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	June 30,	December 31,
(in millions)	2023	2022
Total Statutory Capital and Surplus	$2,508.3	$2,690.4

The statutory capital and surplus for our insurance subsidiaries decreased $182.1 million during the first six months of 2023. This decrease was primarily driven by the payment of a $100 million dividend to its parent company and from a decrease in underwriting results due to higher catastrophe losses.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of June 30, 2023, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,324.1	$662.0	189%	377%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first six months of 2023, Hanover Insurance paid $100.0 million in dividends, which were provided to the holding company.

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

Net cash provided by operating activities was $44.3 million during the first six months of 2023, as compared to $208.7 million during the first six months of 2022, a decrease of $164.4 million. The decrease in cash provided was due to an increase in loss and LAE payments, primarily related to catastrophe losses, partially offset by an increase in premiums.

Net cash used in investing activities was $118.0 million during the first six months of 2023, as compared to $217.6 million during the first six months of 2022. During the first six months of 2023, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, net purchases of equity securities. During the first six months of 2022, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net sales of equity securities.

Net cash used in financing activities was $63.7 million during the first six months of 2023, as compared to $76.1 million during the first six months of 2022. During the first six months of 2023, cash used in financing activities primarily resulted from two quarterly dividend payments to our shareholders. During the first six months of 2022, cash used in financing activities primarily resulted from two quarterly dividend payments to our shareholders and, to a lesser extent, repurchases of our common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2023, as declared by the Board, we paid two quarterly dividends, each for $0.81 per share, to our shareholders totaling $57.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At June 30, 2023, THG, as a holding company, held approximately $367.4 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund current year holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. During 2023, the financial markets continue to experience significant volatility and values of many securities currently held by THG and its subsidiaries remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of June 30, 2023, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At June 30, 2023, we had borrowing capacity of $109.3 million. There were no outstanding borrowings under this short-term facility at June 30, 2023; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. Concurrent with our entry into this agreement, we voluntarily terminated our existing $200.0 million credit agreement, dated April 30, 2019. We currently have no borrowings under this agreement and had no borrowings under this agreement during the first six months of 2023. For additional information regarding our new credit agreement, please see our Current Report filed on Form 8-K with the SEC on July 21, 2023.

At June 30, 2023, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the first six months of 2023 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2023 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
April 1 - 30, 2023	223	$122.44	—	$330
May 1 - 31, 2023	814	118.77	—	330
June 1 - 30, 2023	198	113.99	—	330
Total	1,235	$118.67	—	$330

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended April 30, May 31 and June 30, 2023.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

EX – 10.1+	Description of 2023 - 2024 Non-Employee Director Compensation.

EX – 10.2+

The Hanover Insurance Group 2023 Employee Stock Purchase Plan, previously filed as Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 24, 2023 and incorporated herein by reference.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (embedded within EX – 101).

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

August 3, 2023	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

August 3, 2023	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer