Form 10-Q
period 2023-09-30
HANOVER INSURANCE GROUP, INC.
filed 2023-11-02
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock was 35,762,432 as of October 31, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues
Premiums	$1,431.1	$1,331.2	$4,222.8	$3,888.8
Net investment income	84.2	73.0	250.5	220.4
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(0.9)	(0.1)	(1.9)	(16.3)
Net change in fair value of equity securities	(5.2)	(29.1)	(13.4)	(106.1)
Impairments on investments:
Credit-related impairments	—	(1.4)	(6.2)	(1.5)
Losses on intent to sell securities	—	(14.3)	(10.3)	(14.8)
	—	(15.7)	(16.5)	(16.3)
Total net realized and unrealized investment losses	(6.1)	(44.9)	(31.8)	(138.7)
Fees and other income	7.4	7.0	23.2	19.4
Total revenues	1,516.6	1,366.3	4,464.7	3,989.9
Losses and expenses
Losses and loss adjustment expenses	1,061.5	939.6	3,218.8	2,572.6
Amortization of deferred acquisition costs	296.6	277.1	878.1	809.3
Interest expense	8.5	8.5	25.6	25.5
Other operating expenses	150.9	140.6	451.3	423.8
Total losses and expenses	1,517.5	1,365.8	4,573.8	3,831.2
Income (loss) from continuing operations before income taxes	(0.9)	0.5	(109.1)	158.7
Income tax expense (benefit):
Current	(1.1)	12.9	(13.7)	72.5
Deferred	(8.0)	(13.0)	(21.6)	(42.5)
Total income tax expense (benefit)	(9.1)	(0.1)	(35.3)	30.0
Income (loss) from continuing operations	8.2	0.6	(73.8)	128.7
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.4	—	1.2	—
Loss from discontinued life businesses	—	(0.1)	—	(0.6)
Net income (loss)	$8.6	$0.5	$(72.6)	$128.1
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.23	$0.02	$(2.07)	$3.62
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.01	—	0.04	—
Loss from discontinued life businesses	—	(0.01)	—	(0.02)
Net income (loss) per share	$0.24	$0.01	$(2.03)	$3.60
Weighted average shares outstanding	35.8	35.6	35.7	35.6
Diluted:
Income (loss) from continuing operations	$0.23	$0.02	$(2.07)	$3.56
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.01	—	0.04	—
Loss from discontinued life businesses	—	(0.01)	—	(0.02)
Net income (loss) per share	$0.24	$0.01	$(2.03)	$3.54
Weighted average shares outstanding	36.1	36.1	35.7	36.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$8.6	$0.5	$(72.6)	$128.1
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income (Loss)	(113.7)	(245.1)	(87.0)	(885.9)
Having credit losses recognized in the Consolidated Statements of Income (Loss)	(0.5)	(2.2)	0.9	(5.7)
Total available-for-sale securities	(114.2)	(247.3)	(86.1)	(891.6)
Pension and postretirement benefits:
Net change in net actuarial loss	1.5	1.1	4.7	3.3
Long-duration insurance contracts:
Net change in market risk	3.3	4.3	2.6	17.4
Total other comprehensive loss, net of tax	(109.4)	(241.9)	(78.8)	(870.9)
Comprehensive loss	$(100.8)	$(241.4)	$(151.4)	$(742.8)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2023	2022
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,535.5 and $8,294.5)	$7,618.3	$7,481.8
Equity securities, at fair value	123.5	241.9
Other investments	817.9	786.1
Total investments	8,559.7	8,509.8
Cash and cash equivalents	294.5	305.0
Accrued investment income	56.4	54.5
Premiums and accounts receivable, net	1,771.4	1,601.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,992.2	1,964.5
Deferred acquisition costs	631.4	604.8
Deferred income tax asset	240.4	199.2
Goodwill	178.8	178.8
Other assets	509.6	493.0
Assets of discontinued businesses	80.6	84.1
Total assets	$14,315.0	$13,995.1
Liabilities
Loss and loss adjustment expense reserves	$7,329.8	$7,012.6
Unearned premiums	3,188.1	2,954.2
Expenses and taxes payable	727.6	731.7
Reinsurance premiums payable	63.8	70.3
Debt	783.0	782.4
Liabilities of discontinued businesses	106.4	110.2
Total liabilities	12,198.7	11,661.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,931.4	1,913.1
Accumulated other comprehensive loss	(780.3)	(701.5)
Retained earnings	2,832.3	2,992.9
Treasury stock at cost (24.7 million and 24.9 million shares)	(1,867.7)	(1,871.4)
Total shareholders’ equity	2,116.3	2,333.7
Total liabilities and shareholders’ equity	$14,315.0	$13,995.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,923.0	1,896.8	1,913.1	1,887.2
Employee and director stock-based awards and other	8.4	7.7	18.3	17.3
Balance at end of period	1,931.4	1,904.5	1,931.4	1,904.5
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(613.3)	(459.4)	(641.4)	184.9
Net depreciation on available-for-sale securities	(114.2)	(247.3)	(86.1)	(891.6)
Balance at end of period	(727.5)	(706.7)	(727.5)	(706.7)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(60.9)	(60.5)	(64.1)	(62.7)
Net amount recognized as net periodic benefit cost	1.5	1.1	4.7	3.3
Balance at end of period	(59.4)	(59.4)	(59.4)	(59.4)
Long Duration Insurance Contracts:
Balance at beginning of period	3.3	0.1	4.0	—
Adoption of ASU 2018-12, net of tax	—	—	—	(13.0)
Net change in market risk	3.3	4.3	2.6	17.4
Balance at end of period	6.6	4.4	6.6	4.4
Total accumulated other comprehensive loss	(780.3)	(761.7)	(780.3)	(761.7)
Retained Earnings
Balance at beginning of period	2,853.0	3,061.0	2,992.9	2,983.2
Adoption of ASU 2018-12, net of tax	—	—	—	4.1
Adjusted balance at beginning of period	2,853.0	3,061.0	2,992.9	2,987.3
Net income (loss)	8.6	0.5	(72.6)	128.1
Dividends to shareholders	(29.3)	(27.3)	(88.0)	(81.2)
Balance at end of period	2,832.3	3,034.2	2,832.3	3,034.2
Treasury Stock
Balance at beginning of period	(1,867.8)	(1,862.4)	(1,871.4)	(1,848.3)
Shares purchased at cost	—	(10.4)	—	(30.8)
Net shares reissued at cost under employee stock-based compensation plans	0.1	0.1	3.7	6.4
Balance at end of period	(1,867.7)	(1,872.7)	(1,867.7)	(1,872.7)
Total shareholders’ equity	$2,116.3	$2,304.9	$2,116.3	$2,304.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(72.6)	$128.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized investment losses	31.6	138.9
Net amortization and depreciation	5.5	10.0
Stock-based compensation expense	23.9	21.8
Amortization of defined benefit plan costs	5.9	4.1
Deferred income tax benefit	(21.5)	(42.4)
Change in deferred acquisition costs	(26.6)	(48.2)
Change in premiums receivable, net of reinsurance premiums payable	(176.6)	(131.0)
Change in loss, loss adjustment expense and unearned premium reserves	550.5	562.9
Change in reinsurance recoverable	(27.7)	(38.5)
Change in expenses and taxes payable	(9.6)	(29.3)
Other, net	(13.8)	(52.6)
Net cash provided by operating activities	269.0	523.8
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	503.4	799.0
Proceeds from disposals of equity securities and other investments	121.5	260.1
Purchase of fixed maturities	(744.0)	(1,429.2)
Purchase of equity securities and other investments	(57.6)	(92.2)
Capital expenditures	(9.7)	(13.9)
Net cash used in investing activities	(186.4)	(476.2)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.3	10.6
Dividends paid to shareholders	(86.9)	(80.1)
Repurchases of common stock	—	(30.8)
Other financing activities	(10.5)	(13.4)
Net cash used in financing activities	(93.1)	(113.7)
Net change in cash and cash equivalents	(10.5)	(66.1)
Cash and cash equivalents, beginning of period	305.0	230.9
Cash and cash equivalents, end of period	$294.5	$164.8

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

2. New Accounting Pronouncements

Recently Implemented Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-12 (“ASU 2018-12”), Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For the Company's discounted accident and health reserves, ASU 2018-12 requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield with a similar duration to the reserves. Previously, any changes in the reserve discount rate assumption was reflected in earnings and these changes will now be recognized in other comprehensive income (loss). This Update is effective for both interim and annual reporting periods beginning after December 15, 2022, and is applicable to the long-term care portion of the Company’s discontinued accident and health insurance reserves. The Company implemented this guidance effective January 1, 2023, on a modified retrospective basis, and it did not have a material impact on its financial position or results of operations.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2023
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$510.2	$—	$510.2	$—	$71.2	$439.0
Foreign government	2.2	—	2.2	—	0.1	2.1
Municipal	1,285.0	—	1,285.0	0.2	176.7	1,108.5
Corporate	4,115.2	(2.5)	4,112.7	3.6	361.3	3,755.0
Residential mortgage-backed	1,342.0	—	1,342.0	—	189.8	1,152.2
Commercial mortgage-backed	914.8	—	914.8	—	97.2	817.6
Other asset-backed	368.6	—	368.6	—	24.7	343.9
Total fixed maturities	$8,538.0	$(2.5)	$8,535.5	$3.8	$921.0	$7,618.3

	December 31, 2022
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$478.9	$—	$478.9	$0.2	$58.9	$420.2
Foreign government	2.3	—	2.3	—	0.1	2.2
Municipal	1,239.5	—	1,239.5	0.8	164.2	1,076.1
Corporate	4,066.4	(2.1)	4,064.3	3.3	337.7	3,729.9
Residential mortgage-backed	1,215.3	—	1,215.3	0.6	142.1	1,073.8
Commercial mortgage-backed	924.1	—	924.1	—	87.7	836.4
Other asset-backed	370.1	—	370.1	0.1	27.0	343.2
Total fixed maturities	$8,296.6	$(2.1)	$8,294.5	$5.0	$817.7	$7,481.8

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

	September 30, 2023
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$459.2	$454.0
Due after one year through five years	2,641.5	2,488.1
Due after five years through ten years	2,521.2	2,123.7
Due after ten years	288.2	238.8
	5,910.1	5,304.6
Mortgage-backed and other asset-backed securities	2,625.4	2,313.7
Total fixed maturities	$8,535.5	$7,618.3

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2023 and December 31, 2022, including the length of time the securities have been in an unrealized loss position:

	September 30, 2023
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.7	$85.0	$68.5	$339.7	$71.2	$424.7
Foreign governments	—	—	0.1	1.9	0.1	1.9
Municipal	9.6	174.5	167.1	902.6	176.7	1,077.1
Corporate	12.8	453.3	332.1	2,865.0	344.9	3,318.3
Residential mortgage-backed	10.4	312.8	179.4	839.4	189.8	1,152.2
Commercial mortgage-backed	0.7	42.4	96.5	770.2	97.2	812.6
Other asset-backed	0.3	69.7	24.4	269.6	24.7	339.3
Total investment grade	36.5	1,137.7	868.1	5,988.4	904.6	7,126.1
Below investment grade:
Corporate	6.2	180.1	10.2	69.5	16.4	249.6
Total fixed maturities	$42.7	$1,317.8	$878.3	$6,057.9	$921.0	$7,375.7

	December 31, 2022
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$15.8	$237.3	$43.1	$160.7	$58.9	$398.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	64.9	595.5	99.3	386.6	164.2	982.1
Corporate	202.2	2,786.2	118.2	489.8	320.4	3,276.0
Residential mortgage-backed	51.6	642.0	90.5	387.6	142.1	1,029.6
Commercial mortgage-backed	48.7	663.2	39.0	164.4	87.7	827.6
Other asset-backed	11.0	234.8	16.0	75.1	27.0	309.9
Total investment grade	394.3	5,160.9	406.1	1,664.2	800.4	6,825.1
Below investment grade:
Corporate	13.5	253.2	3.8	17.3	17.3	270.5
Total fixed maturities	$407.8	$5,414.1	$409.9	$1,681.5	$817.7	$7,095.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Proceeds from sales	$16.9	$35.2	$103.5	$308.9
Gross gains	—	—	0.9	1.8
Gross losses	1.3	0.5	3.3	21.3

D. Impairments

For the three months ended September 30, 2023, impairments were not material. For the nine months ended September 30, 2023, the Company recognized net impairments of $16.5 million, primarily consisting of $10.3 million of intent to sell fixed maturity securities and $5.4 million of estimated credit losses on mortgage loans. For the three and nine months ended September 30, 2022, the Company recognized net impairments of $15.7 million and $16.3 million, respectively, consisting primarily of intent to sell fixed maturity securities.

At September 30, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $8.5 million and $3.2 million respectively, and the allowance for credit losses on available-for-sale debt securities was $2.5 million and $2.1 million, respectively. The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Allowance for credit losses as of the beginning of the period	$8.5	$5.2	$3.2	$7.1
Additional credit losses on investments for which an allowance was previously recognized	—	0.1	5.4	0.1
Reductions for disposals	—	—	—	(0.1)
Recoveries	—	(0.1)	(0.1)	(1.9)
Allowance for credit losses as of the end of the period	$8.5	$5.2	$8.5	$5.2

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

E. Equity securities

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net losses recognized during the period	$(5.2)	$(29.1)	$(13.4)	$(106.1)
Less: net losses recognized on equity securities sold during the period	(11.9)	(0.1)	(11.9)	(8.8)
Net unrealized gains (losses) recognized during the period on equity securities still held	$6.7	$(29.0)	$(1.5)	$(97.3)

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2023		December 31, 2022
	Carrying	Market	Carrying	Market
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,618.3	$7,618.3	$7,481.8	$7,481.8
Fair Value through Net Income:
Equity securities	123.5	123.5	241.9	241.9
Other investments	125.0	125.0	131.8	131.8
Amortized Cost/Cost:
Other investments	424.1	397.1	432.3	401.0
Cash and cash equivalents	294.5	294.5	305.0	305.0
Total financial instruments	$8,585.4	$8,558.4	$8,592.8	$8,561.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$783.0	$703.4	$782.4	$713.9

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first nine months of 2023 and 2022, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$439.0	$309.7	$129.3	$—
Foreign government	2.1	—	2.1	—
Municipal	1,108.5	—	1,100.0	8.5
Corporate	3,755.0	—	3,754.9	0.1
Residential mortgage-backed, U.S. agency backed	1,017.7	—	1,017.7	—
Residential mortgage-backed, non-agency	134.5	—	134.5	—
Commercial mortgage-backed	817.6	—	810.7	6.9
Other asset-backed	343.9	—	343.9	—
Total fixed maturities	7,618.3	309.7	7,293.1	15.5
Equity securities	123.5	115.9	—	7.6
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,745.4	$425.6	$7,293.1	$26.7

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$420.2	$282.7	$137.5	$—
Foreign government	2.2	—	2.2	—
Municipal	1,076.1	—	1,066.8	9.3
Corporate	3,729.9	—	3,729.8	0.1
Residential mortgage-backed, U.S. agency backed	974.0	—	974.0	—
Residential mortgage-backed, non-agency	99.8	—	99.8	—
Commercial mortgage-backed	836.4	—	828.9	7.5
Other asset-backed	343.2	—	343.2	—
Total fixed maturities	7,481.8	282.7	7,182.2	16.9
Equity securities	241.9	234.4	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,727.3	$517.1	$7,182.2	$28.0

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2023 and December 31, 2022, the fair values of these investments were $121.4 million and $128.2 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$294.5	$294.5	$—	$—
Other investments	397.1	—	6.2	390.9
Total financial instruments	$691.6	$294.5	$6.2	$390.9

Liabilities:
Debt	$703.4	$—	$703.4	$—

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.0	$305.0	$—	$—
Other investments	401.0	—	6.0	395.0
Total financial instruments	$706.0	$305.0	$6.0	$395.0

Liabilities:
Debt	$713.9	$—	$713.9	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended September 30, 2023
Balance July 1, 2023	$8.8	$0.1	$7.2	$16.1	$11.2	$27.3
Total losses:
Included in other comprehensive loss - changes in net unrealized gains (losses) on investment securities	(0.2)	—	(0.1)	(0.3)	—	(0.3)
Settlements	(0.1)	—	(0.2)	(0.3)	—	(0.3)
Balance September 30, 2023	$8.5	$0.1	$6.9	$15.5	$11.2	$26.7
Changes in net unrealized gains (losses) for the period included in other comprehensive loss for assets held at the end of the period	$(0.2)	$—	$(0.1)	$(0.3)	$—	$(0.3)

Three Months Ended September 30, 2022
Balance July 1, 2022	$11.0	$0.1	$8.1	$19.2	$14.4	$33.6
Total losses:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	(0.1)	(0.1)
Included in other comprehensive loss - changes in net unrealized gains (losses) on investment securities	(0.3)	—	(0.4)	(0.7)	—	(0.7)
Settlements	(0.7)	—	(0.1)	(0.8)	—	(0.8)
Balance September 30, 2022	$10.0	$0.1	$7.6	$17.7	$14.3	$32.0
Changes in net unrealized gains (losses) for the period included in other comprehensive loss for assets held at the end of the period	$(0.4)	$—	$(0.3)	$(0.7)	$—	$(0.7)

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Nine Months Ended September 30, 2023
Balance January 1, 2023	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.1	0.1
Included in other comprehensive loss - changes in net unrealized gains (losses) on investment securities	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Settlements	(0.7)	—	(0.5)	(1.2)	—	(1.2)
Balance September 30, 2023	$8.5	$0.1	$6.9	$15.5	$11.2	$26.7
Changes in net unrealized gains (losses) for the period included in other comprehensive loss for assets held at the end of the period	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)

Nine Months Ended September 30, 2022
Balance January 1, 2022	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	(0.1)	(0.1)
Included in other comprehensive loss - changes in net unrealized gains (losses) on investment securities	(1.1)	—	(1.2)	(2.3)	—	(2.3)
Settlements	(2.9)	—	(2.5)	(5.4)	—	(5.4)
Balance September 30, 2022	$10.0	$0.1	$7.6	$17.7	$14.3	$32.0
Changes in net unrealized gains (losses) for the period included in other comprehensive loss for assets held at the end of the period	$(1.2)	$—	$(1.1)	$(2.3)	$—	$(2.3)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three or nine months ended September 30, 2023 and 2022.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			September 30, 2023		December 31, 2022
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size	$8.5	6.1 - 6.8% (6.6%)	$9.3	4.5 - 6.8% (6.6%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	6.9	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)	7.5	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.1	N/A
	Internal price based on financing round	Discount for: Market liquidity	6.4	27.0% (27.0%)	6.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.6	17.2% (17.2%)	3.6	17.2% (17.2%)

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

5. Income Taxes

Income tax expense (benefit) for the nine months ended September 30, 2023 and 2022 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax benefit of $35.3 million and an expense of $30.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

6. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2023	2022
(in millions)	Pension Plans
Interest cost	$5.5	$3.9
Expected return on plan assets	(5.5)	(4.3)
Recognized net actuarial loss	1.9	1.3
Net periodic pension cost	$1.9	$0.9

	Nine Months Ended September 30,
	2023	2022
(in millions)	Pension Plans
Interest cost	$16.4	$11.5
Expected return on plan assets	(16.5)	(12.9)
Recognized net actuarial loss	5.8	3.9
Net periodic pension cost	$5.7	$2.5

7. Other Comprehensive Loss

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended September 30,
	2023			2022
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income (Loss)	$(144.3)	$30.3	$(114.0)	$(324.5)	$68.1	$(256.4)
Net unrealized losses arising during period for those having credit losses in Consolidated Statement of Income (Loss)	(0.7)	0.2	(0.5)	(4.2)	0.9	(3.3)
Amount of losses realized from sales and other recognized in Consolidated Statement of Income (Loss)	0.9	(0.6)	0.3	0.3	(0.3)	—
Amount of credit-related impairments recognized in the Consolidated Statement of Income (Loss)	—	—	—	1.4	(0.3)	1.1
Amount of additional impairment losses recognized in the Consolidated Statement of Income (Loss)	—	—	—	14.3	(3.0)	11.3
Net unrealized losses	(144.1)	29.9	(114.2)	(312.7)	65.4	(247.3)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.9	(0.4)	1.5	1.4	(0.3)	1.1
Long-duration insurance contracts:
Net change in market risk	4.2	(0.9)	3.3	5.4	(1.1)	4.3
Other comprehensive loss	$(138.0)	$28.6	$(109.4)	$(305.9)	$64.0	$(241.9)

	Nine Months Ended September 30,
	2023			2022
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income (Loss)	$(120.8)	$25.4	$(95.4)	$(1,151.7)	$241.8	$(909.9)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income (Loss)	0.3	—	0.3	(10.5)	2.2	(8.3)
Amount of losses realized from sales and other recognized in Consolidated Statement of Income (Loss)	1.9	(1.6)	0.3	16.9	(4.6)	12.3
Amount of credit-related impairments recognized in the Consolidated Statement of Income (Loss)	0.8	(0.2)	0.6	3.3	(0.7)	2.6
Amount of additional impairment losses recognized in the Consolidated Statement of Income (Loss)	10.3	(2.2)	8.1	14.8	(3.1)	11.7
Net unrealized losses	(107.5)	21.4	(86.1)	(1,127.2)	235.6	(891.6)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	5.9	(1.2)	4.7	4.1	(0.8)	3.3
Long-duration insurance contracts:
Net change in market risk	3.3	(0.7)	2.6	22.0	(4.6)	17.4
Other comprehensive loss	$(98.3)	$19.5	$(78.8)	$(1,101.1)	$230.2	$(870.9)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss				Where Net Income (Loss) is Presented
Net unrealized losses on investment securities	$(0.9)	$—	$(1.9)	$(16.7)	Net realized losses from sales and other
	—	(15.7)	(11.1)	(18.1)	Impairments on investments
	(0.9)	(15.7)	(13.0)	(34.8)	Total before tax
	0.6	3.6	4.0	8.4	Income tax benefit
	(0.3)	(12.1)	(9.0)	(26.4)	Continuing operations; net of tax
	—	(0.3)	—	(0.2)	Discontinued operations - loss from discontinued life businesses
	(0.3)	(12.4)	(9.0)	(26.6)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.9)	(1.4)	(5.9)	(4.1)	Loss adjustment expenses and other operating expenses (1)
	0.4	0.3	1.2	0.8	Income tax benefit
	(1.5)	(1.1)	(4.7)	(3.3)	Continuing operations; net of tax
Net change in market risk	—	0.3	—	0.7	Loss from discontinued life businesses
	—	—	—	(0.2)	Income tax benefit (expense)
	—	0.3	—	0.5	Discontinuing operations; net of tax
Total reclassifications for the period	$(1.8)	$(13.2)	$(13.7)	$(29.4)	Expense reflected in income (loss), net of tax

(1)
The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2023 and 2022.
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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating revenues:
Core Commercial	$557.1	$527.1	$1,658.2	$1,551.8
Specialty	340.9	319.9	1,011.6	931.0
Personal Lines	620.5	560.5	1,815.1	1,635.4
Other	4.2	3.7	11.6	10.4
Total	1,522.7	1,411.2	4,496.5	4,128.6
Net realized and unrealized investment losses	(6.1)	(44.9)	(31.8)	(138.7)
Total revenues	$1,516.6	$1,366.3	$4,464.7	$3,989.9
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$5.3	$(7.7)	$1.0	$58.8
Net investment income	38.4	33.4	114.2	101.4
Other expense	(0.6)	(0.5)	(0.8)	(0.6)
Core Commercial operating income	43.1	25.2	114.4	159.6
Specialty:
Underwriting income	52.7	32.0	119.5	96.2
Net investment income	18.0	15.2	53.6	46.2
Other expense	(0.4)	(0.3)	(0.1)	(0.3)
Specialty operating income	70.3	46.9	173.0	142.1
Personal Lines:
Underwriting loss	(127.3)	(42.7)	(422.4)	(50.3)
Net investment income	24.3	21.4	73.3	64.6
Other income	2.6	2.5	8.0	6.0
Personal Lines operating income (loss)	(100.4)	(18.8)	(341.1)	20.3
Other:
Underwriting income	—	—	—	—
Net investment income	3.5	3.0	9.4	8.2
Other expense	(2.8)	(2.4)	(8.2)	(6.9)
Other operating income	0.7	0.6	1.2	1.3
Operating income (loss) before interest expense and income taxes	13.7	53.9	(52.5)	323.3
Interest on debt	(8.5)	(8.5)	(25.6)	(25.5)
Operating income (loss) before income taxes	5.2	45.4	(78.1)	297.8
Non-operating items:
Net realized and unrealized investment losses	(6.1)	(44.9)	(31.8)	(138.7)
Other non-operating	—	—	0.8	(0.4)
Income (loss) from continuing operations before income taxes	$(0.9)	$0.5	$(109.1)	$158.7

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	September 30, 2023	December 31, 2022
Property and Casualty	$14,234.4	$13,911.0
Assets of discontinued businesses	80.6	84.1
Total	$14,315.0	$13,995.1

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of September 30, 2023, there were 2,940,189 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan.

On May 9, 2023, the shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase plan (the “ESPP Plan”), authorizing the issuance of 1,250,000 shares under the plan, all of which were available for issuance as of September 30, 2023. This plan replaces the 2014 Employee Stock Purchase Plan.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock-based compensation expense	$8.6	$7.7	$23.9	$21.8
Tax benefit	(1.8)	(1.7)	(5.0)	(4.6)
Stock-based compensation expense, net of taxes	$6.8	$6.0	$18.9	$17.2

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2023 and 2022 is summarized below.

	Nine Months Ended September 30,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,080,852	$107.07	1,230,211	$99.14
Granted	135,019	140.01	140,339	139.51
Exercised	(40,544)	92.39	(262,900)	86.82
Forfeited or cancelled	(22,184)	125.15	(6,075)	116.44
Outstanding, end of period	1,153,143	111.09	1,101,575	107.13

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2023		2022
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	378,256	$124.88	380,100	$117.60
Granted	149,509	138.35	147,438	138.46
Vested	(132,086)	118.21	(120,715)	119.29
Forfeited	(19,132)	131.14	(23,148)	122.94
Outstanding, end of period	376,547	132.25	383,675	124.77
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	119,163	$122.81	113,848	$115.92
Granted	50,115	137.90	47,954	140.36
Vested	(44,781)	114.14	(39,338)	124.42
Forfeited	(3,993)	109.19	(3,301)	120.66
Outstanding, end of period	120,504	132.76	119,163	122.81

In the first nine months of 2023 and 2022, the Company granted market-based awards totaling 21,789 shares and 19,057 shares, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2023 and 2022 are 2,836 shares and 1,282 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2023 and 2022, respectively.

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

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic shares used in the calculation of earnings per share	35.8	35.6	35.7	35.6
Dilutive effect of securities:
Employee stock options	0.1	0.2	—	0.3
Non-vested stock grants	0.2	0.3	—	0.2
Diluted shares used in the calculation of earnings per share	36.1	36.1	35.7	36.1
Per share effect of dilutive securities on income (loss) from continuing operations	$—	$—	$—	$(0.06)
Per share effect of dilutive securities on net income (loss)	$—	$—	$—	$(0.06)

Diluted earnings per share for the three and nine months ended September 30, 2023 excludes 0.7 million and 0.6 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the three and nine months ended September 30, 2022 excludes 0.1 million shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program, the Company had approximately $330 million available at September 30, 2023. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,225.6	2,603.8
Prior years	(6.8)	(31.2)
Total incurred losses and LAE	3,218.8	2,572.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,375.7	1,041.3
Prior years	1,523.8	1,226.2
Total payments	2,899.5	2,267.5
Net reserve for losses and LAE, end of period	5,583.3	5,058.9
Reinsurance recoverable on unpaid losses	1,746.5	1,715.1
Gross reserve for losses and LAE, end of period	$7,329.8	$6,774.0

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $6.8 million and $31.2 million in 2023 and 2022, respectively.

2023

For the nine months ended September 30, 2023, net favorable loss and LAE development was $6.8 million, primarily as a result of favorable development of $43.1 million in Specialty, partially offset by net unfavorable development of $35.1 million in Personal Lines and, to a lesser extent, net unfavorable development of $1.2 million in Core Commercial. The favorable development in Specialty was primarily due to lower than expected losses and LAE of $28.6 million in the Professional and Executive division, primarily in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses and LAE of $9.2 million in the surety line. The unfavorable development in Personal Lines was primarily due to higher than expected losses of $16.4 million within the personal automobile line, higher than expected losses of $11.4 million in the homeowners line, primarily in accident year 2022 due to Winter Storm Elliott and, to a lesser extent, higher than expected losses in personal umbrella. The higher than expected losses in the personal automobile line were primarily within bodily injury coverages in accident years 2018, 2019 and 2022, and within property damage coverages in accident years 2021 and 2022, partially offset by lower than expected losses within personal injury protection coverages in accident years 2021 and 2022. The net unfavorable development in Core Commercial was primarily due to higher than expected losses of $13.5 million within the commercial automobile line driven by higher bodily injury and personal injury protection losses in accident years 2014 through 2019 and, to a lesser extent, higher than expected losses in miscellaneous property and commercial umbrella coverages. The unfavorable development in Core Commercial was partially offset by lower than expected losses of $17.7 million within the workers’ compensation line, primarily in accident years 2013 through 2021, and within the commercial multiple peril line, primarily in accident year 2022, due to Winter Storm Elliott.

2022

For the nine months ended September 30, 2022, net favorable loss and LAE development was $31.2 million, primarily as a result of favorable development of $24.2 million in Specialty and favorable development of $20.2 million in Core Commercial, partially offset by unfavorable development of $13.2 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses and LAE of $13.2 million in the Professional and Executive division, lower than expected losses of $11.5 million in the surety line, and lower than expected losses of $10.2 million in the marine line, partially offset by higher than expected losses of $10.5 million in the Specialty P&C division. The favorable development in Core Commercial was primarily due to lower than expected losses of $21.0 million in the workers’ compensation line primarily in accident years 2013 through 2018 and 2020, and lower than expected losses of $9.9 million in the commercial multiple peril line, partially offset by higher than expected losses and LAE of $11.5 million in the commercial automobile line. The unfavorable development in Personal Lines was due to higher than expected losses of $19.4 million in the homeowners line, primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

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

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are difficult to predict and may not be correlated with the Company’s own managed business, and are significant to both the personal and commercial automobile lines of business.

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

During the nine months ended September 30, 2023, our net loss was $72.6 million, compared to net income of $128.1 million for the nine months ended September 30, 2022, a decrease of $200.7 million. This decrease was primarily due to lower after-tax operating results, partially offset by reduced losses from changes in the fair value of equity securities.

Operating loss before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $52.5 million for the nine months ended September 30, 2023, compared to income of $323.3 million for the nine months ended September 30, 2022, a decrease of $375.8 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines, partially offset by an improvement in current accident year results in both our Core Commercial and Specialty segments. These losses were partially offset by higher net investment income and earned premium growth. The higher catastrophe losses were primarily due to multiple convective storms across many states during the first nine months of 2023. Hail and wind damage represented the majority of reported losses, primarily impacting our Personal Lines business. The higher Personal Lines current accident year losses were primarily due to higher loss severity, as a result of continued inflation and supply chain disruptions.

Pre-tax catastrophe losses were $632.4 million for the nine months ended September 30, 2023, compared to $213.0 million during the same period of 2022, an increase of $419.4 million. Net favorable development on prior years’ loss reserves was $6.8 million for the nine months ended September 30, 2023, compared to $19.2 million for the nine months ended September 30, 2022, a decrease of $12.4 million.

Core Commercial

Core Commercial includes two distinct businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Small commercial utilizes TAP sales, a quoting platform that has enhanced the agents’ ease of doing business with the Company. The TAP sales platform generated approximately a 21% increase in new business submissions during the third quarter of 2023 compared to the same period in 2022. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 6.1% in the first nine months of 2023, compared to the same period in 2022, primarily driven by pricing. Underwriting results decreased in the first nine months of 2023, primarily due to higher catastrophe losses, partially offset by lower current accident year losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins and that we continue to seek rate increases across many lines of business.

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

Net premiums written increased 5.8% in the first nine months of 2023, compared to the same period in 2022, primarily due to pricing and increased new business. Underwriting results increased in the first nine months of 2023 compared to the same period in 2022, primarily due to higher favorable development on prior years’ loss reserves, an increase in current accident year underwriting profit, and earned premium growth, partially offset by higher catastrophe losses. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Personal Lines

Personal Lines focuses on working with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader needs and objectives. Approximately 88% of our policies in force (“PIF”) have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs, and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Net premiums written increased by 9.9% in the first nine months of 2023, compared to the same period in 2022, primarily due to renewal price increases, partially offset by decreased new business. Underwriting results decreased in the first nine months of 2023, primarily due to higher catastrophe losses and higher current accident year losses due to increased severity in our personal automobile and homeowners lines.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2023 was $8.6 million, compared to $0.5 million for the three months ended September 30, 2022, an increase of $8.1 million. The change year-over-year was primarily due to $36.5 million of lower after-tax net realized and unrealized investment losses, primarily related to the change in the fair value of equity securities, partially offset by a decrease in after-tax operating results of $28.9 million. Operating income before interest expense and income taxes was $13.7 million for the three months ended September 30, 2023, compared to $53.9 million for the three months ended September 30, 2022, a decrease of $40.2 million. This decrease was primarily due to higher catastrophe losses, primarily in Personal Lines, partially offset by an increase in current accident year underwriting profit.

Consolidated net loss for the nine months ended September 30, 2023 was $72.6 million, compared to net income of $128.1 million for the nine months ended September 30, 2022, a decrease of $200.7 million. This decrease was primarily due to $294.2 million of lower after-tax operating results, partially offset by a decrease in after-tax net realized and unrealized investment losses of $90.7 million, primarily related to changes in the fair value of equity securities. Operating loss before interest expense and income taxes was $52.5 million for the nine months ended September 30, 2023, compared to income of $323.3 million for the nine months ended September 30, 2022, a change of $375.8 million. The decrease in operating results was primarily due to higher catastrophe losses most significantly in our Personal Lines and, to a lesser extent, in each of our other operating segments, as well as higher current accident year losses in Personal Lines. These losses were partially offset by an improvement in current accident year results in our Core Commercial and Specialty segments, as well as higher net investment income and earned premium growth.

The following table reflects operating income (loss) before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income (loss) from operating income (loss) before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating income (loss) before interest expense and income taxes:
Core Commercial	$43.1	$25.2	$114.4	$159.6
Specialty	70.3	46.9	173.0	142.1
Personal Lines	(100.4)	(18.8)	(341.1)	20.3
Other	0.7	0.6	1.2	1.3
Operating income (loss) before interest expense and income taxes	13.7	53.9	(52.5)	323.3
Interest expense on debt	(8.5)	(8.5)	(25.6)	(25.5)
Operating income (loss) before income taxes	5.2	45.4	(78.1)	297.8
Income tax benefit (expense) on operating income (loss)	1.6	(9.7)	21.2	(60.5)
Operating income (loss)	6.8	35.7	(56.9)	237.3
Non-operating items:
Net realized and unrealized investment losses	(6.1)	(44.9)	(31.8)	(138.7)
Other non-operating	—	—	0.8	(0.4)
Income tax benefit on non-operating items	7.5	9.8	14.1	30.5
Income (loss) from continuing operations, net of taxes	8.2	0.6	(73.8)	128.7
Discontinued operations (net of taxes):
Income from discontinued Chaucer business	0.4	—	1.2	—
Loss from discontinued life businesses	—	(0.1)	—	(0.6)
Net income (loss)	$8.6	$0.5	$(72.6)	$128.1

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating revenues
Net premiums written	$1,596.4	$1,505.4	$4,464.7	$4,150.5
Net premiums earned	$1,431.1	$1,331.2	$4,222.8	$3,888.8
Net investment income	84.2	73.0	250.5	220.4
Other income	7.4	7.0	23.2	19.4
Total operating revenues	1,522.7	1,411.2	4,496.5	4,128.6
Losses and operating expenses
Losses and LAE	1,061.5	939.6	3,218.8	2,572.6
Amortization of deferred acquisition costs	296.6	277.1	878.1	809.3
Other operating expenses	150.9	140.6	452.1	423.4
Total losses and operating expenses	1,509.0	1,357.3	4,549.0	3,805.3
Operating income (loss) before interest expense and income taxes	$13.7	$53.9	$(52.5)	$323.3

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Operating income before interest expense and income taxes was $13.7 million for the three months ended September 30, 2023, compared to $53.9 million for the three months ended September 30, 2022, a decrease of $40.2 million. This decrease was primarily due to higher catastrophe losses, primarily in Personal Lines, partially offset by lower current accident year losses, relative to earned premiums, as well as higher net investment income, and earned premium growth. The higher catastrophe losses were primarily due to multiple convective storms across the Midwestern United States, with hail and wind damage representing the majority of reported losses.

Net premiums written increased $91.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to pricing.

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

	Three Months Ended September 30, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$667.4	$589.4	$517.4	8.6	65.4	33.3	98.7
Specialty	400.5	338.7	321.7	2.1	48.3	35.1	83.4
Personal Lines	695.4	668.3	592.0	24.4	95.9	24.9	120.8
Total	$1,763.3	$1,596.4	$1,431.1	13.7	74.2	30.2	104.4

	Three Months Ended September 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$638.7	$565.9	$492.7	6.6	68.6	32.7	101.3
Specialty	392.3	329.1	303.3	2.8	54.7	34.5	89.2
Personal Lines	629.3	610.4	535.2	9.1	81.4	25.9	107.3
Total	$1,660.3	$1,505.4	$1,331.2	6.8	70.6	30.4	101.0

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended September 30,
	2023					2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$52.6	$54.6	$17.2	$—	$124.4	$26.3	$35.5	$5.9	$—	$67.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(2.7)	5.0	(0.2)	—	2.1	(1.3)	5.1	0.2	—	4.0
Prior year favorable (unfavorable) catastrophe development	—	—	—	—	—	1.4	1.6	(3.0)	—	—
Current year catastrophe losses	(44.6)	(6.9)	(144.3)	—	(195.8)	(34.1)	(10.2)	(45.8)	—	(90.1)
Underwriting profit (loss)	5.3	52.7	(127.3)	—	(69.3)	(7.7)	32.0	(42.7)	—	(18.4)
Net investment income	38.4	18.0	24.3	3.5	84.2	33.4	15.2	21.4	3.0	73.0
Fees and other income	1.3	1.2	4.2	0.7	7.4	1.0	1.4	3.9	0.7	7.0
Other operating expenses	(1.9)	(1.6)	(1.6)	(3.5)	(8.6)	(1.5)	(1.7)	(1.4)	(3.1)	(7.7)
Operating income (loss) before interest expense and income taxes	$43.1	$70.3	$(100.4)	$0.7	$13.7	$25.2	$46.9	$(18.8)	$0.6	$53.9

Core Commercial

Core Commercial net premiums written were $589.4 million for the three months ended September 30, 2023, compared to $565.9 million for the three months ended September 30, 2022. This $23.5 million increase was primarily driven by pricing.

Core Commercial underwriting profit for the three months ended September 30, 2023 was $5.3 million, compared to an underwriting loss of $7.7 million for the three months ended September 30, 2022, an increase in underwriting results of $13.0 million. Catastrophe losses for the three months ended September 30, 2023 were $44.6 million, compared to $32.7 million for the three months ended September 30, 2022. The $11.9 million increase was primarily due to widespread hail, wind and flood activity across the Midwestern United States. Net unfavorable development on prior years’ loss reserves for the three months ended September 30, 2023 was $2.7 million, compared to $1.3 million for the three months ended September 30, 2022, an increase of $1.4 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $52.6 million for the three months ended September 30, 2023, compared to $26.3 million for the three months ended September 30, 2022. This $26.3 million increase was primarily driven by lower current accident year losses, primarily in our commercial multiple peril line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $338.7 million for the three months ended September 30, 2023, compared to $329.1 million for the three months ended September 30, 2022. This $9.6 million increase was primarily driven by pricing and increased new business, partially offset by the effect of non-renewing certain programs.

Specialty underwriting profit for the three months ended September 30, 2023 was $52.7 million, compared to $32.0 million for the three months ended September 30, 2022, an increase in underwriting results of $20.7 million. Catastrophe losses for the three months ended September 30, 2023 were $6.9 million, compared to $8.6 million for the three months ended September 30, 2022, a decrease of $1.7 million. Net favorable development on prior years’ loss reserves for the three months ended September 30, 2023 was $5.0 million, compared to $5.1 million for the three months ended September 30, 2022, a decrease of $0.1 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $54.6 million for the three months ended September 30, 2023, compared to $35.5 million for the three months ended September 30, 2022. This $19.1 million increase was primarily driven by lower current accident year losses in our Hanover Specialty Industrial and Marine businesses.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $668.3 million for the three months ended September 30, 2023, compared to $610.4 million for the three months ended September 30, 2022. This $57.9 million increase was primarily due to renewal price increases, partially offset by decreased new business.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2023 were $385.0 million, compared to $354.0 million for the three months ended September 30, 2022, an increase of $31.0 million, or 8.8%. Personal automobile policies in force increased by 1.0%. Net premiums written in the homeowners and other lines of business for the three months ended September 30, 2023 were $283.3 million, compared to $256.4 million for the three months ended September 30, 2022, an increase of $26.9 million, or 10.5%. Homeowners policies in force increased by 1.7%.

Personal Lines underwriting loss for the three months ended September 30, 2023 was $127.3 million, compared to $42.7 million for the three months ended September 30, 2022, a decrease in underwriting results of $84.6 million. Catastrophe losses for the three months ended September 30, 2023 were $144.3 million, compared to $48.8 million for the three months ended September 30, 2022. This $95.5 million increase was primarily due to several convective storms across the Midwestern United States, with hail and wind damage representing the majority of reported losses. Net unfavorable development on prior years’ loss reserves for the three months ended September 30, 2023 was $0.2 million, compared to favorable development of $0.2 million for the three months ended September 30, 2022, an unfavorable change of $0.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $17.2 million for the three months ended September 30, 2023, compared to $5.9 million for the three months ended September 30, 2022. This $11.3 million increase was primarily due to lower performance-based compensation expenses and lower current year accident losses, relative to earned premiums, in our personal automobile line.

We were able to obtain pricing increases of approximately 23% in our homeowners line and 14% in our automobile line during the third quarter of 2023 and believe that our ability to obtain pricing increases will continue. Consistent with our expectations, PIF growth in the first nine months of 2023 has moderated compared to growth experienced in 2022, driven by lower new business, as our new business pricing is at levels at or above our renewal price increases. We are becoming more restrictive on new business quoting, where permissible, around certain geographies, driver and vehicle history, building and roof condition type, and by implementing changes to certain policy terms and conditions. As a result of our pricing and underwriting actions, Personal Lines PIF decreased slightly in the third quarter of 2023. We expect our sequential PIF counts to continue to shrink in the fourth quarter of this year. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory environment. These factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating income of $0.7 million for the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022, an increase of $0.1 million.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Operating loss before interest expense and income taxes was $52.5 million for the nine months ended September 30, 2023, compared to income of $323.3 million for the nine months ended September 30, 2022, a decrease in operating results of $375.8 million. This decrease was primarily due to higher catastrophe losses in each of our operating segments and, to a lesser extent, higher current accident year losses in Personal Lines, partially offset by an improvement in current accident year results in both our Core Commercial and Specialty segments. These losses were partially offset by higher net investment income and earned premium growth. The higher catastrophe losses were primarily due to multiple convective storms across many states during the first nine months of 2023. Hail and wind damage represented the majority of reported losses, primarily impacting our Personal Lines business. The higher current accident year losses were primarily due to higher severity, primarily in our personal automobile line, as a result of continued inflation and supply chain disruptions.

Net premiums written increased $314.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This was primarily due to pricing and increased new business.

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

	Nine Months Ended September 30, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,855.3	$1,641.5	$1,540.4	9.2	66.6	33.1	99.7
Specialty	1,174.5	988.4	953.2	3.9	52.0	35.2	87.2
Personal Lines	1,900.7	1,834.8	1,729.2	26.2	98.1	25.6	123.7
Total	$4,930.5	$4,464.7	$4,222.8	15.0	76.2	30.5	106.7

	Nine Months Ended September 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,756.2	$1,546.7	$1,447.5	4.8	63.1	32.7	95.8
Specialty	1,126.0	934.2	880.6	2.6	53.7	35.1	88.8
Personal Lines	1,722.1	1,669.6	1,560.7	7.7	76.0	26.6	102.6
Total	$4,604.3	$4,150.5	$3,888.8	5.5	66.2	30.8	97.0

The following table summarizes U.S. GAAP underwriting results for the Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Nine Months Ended September 30,
	2023					2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$149.7	$122.2	$51.8	$—	$323.7	$121.1	$99.5	$77.9	$—	$298.5
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(6.9)	34.8	(21.1)	—	6.8	7.9	19.5	(8.2)	—	19.2
Prior year favorable (unfavorable) catastrophe development	5.7	8.3	(14.0)	—	—	12.3	4.7	(5.0)	—	12.0
Current year catastrophe losses	(147.5)	(45.8)	(439.1)	—	(632.4)	(82.5)	(27.5)	(115.0)	—	(225.0)
Underwriting profit (loss)	1.0	119.5	(422.4)	—	(301.9)	58.8	96.2	(50.3)	—	104.7
Net investment income	114.2	53.6	73.3	9.4	250.5	101.4	46.2	64.6	8.2	220.4
Fees and other income	3.6	4.8	12.6	2.2	23.2	2.9	4.2	10.1	2.2	19.4
Other operating expenses	(4.4)	(4.9)	(4.6)	(10.4)	(24.3)	(3.5)	(4.5)	(4.1)	(9.1)	(21.2)
Operating income (loss) before interest expense and income taxes	$114.4	$173.0	$(341.1)	$1.2	$(52.5)	$159.6	$142.1	$20.3	$1.3	$323.3

Core Commercial

Core Commercial net premiums written were $1,641.5 million for the nine months ended September 30, 2023 compared to $1,546.7 million for the nine months ended September 30, 2022. This $94.8 million increase was primarily driven by pricing.

Core Commercial underwriting profit for the nine months ended September 30, 2023 was $1.0 million, compared to $58.8 million for the nine months ended September 30, 2022, a decrease in underwriting results of $57.8 million. Catastrophe losses for the nine months ended September 30, 2023 were $141.8 million, compared to $70.2 million for the nine months ended September 30, 2022. The higher catastrophe losses were primarily due to hail, wind and tornadic activity in the first nine months of 2023, and several severe freeze events across multiple states in the first quarter of 2023. Net unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2023 was $6.9 million, compared to favorable development of $7.9 million for nine months ended September 30, 2022, an unfavorable change of $14.8 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $149.7 million for the nine months ended September 30, 2023, compared to $121.1 million for the nine months ended September 30, 2022. This $28.6 million increase was primarily due to lower current accident year losses in our commercial multiple peril line.

Specialty

Specialty net premiums written were $988.4 million for the nine months ended September 30, 2023, compared to $934.2 million for the nine months ended September 30, 2022. This $54.2 million increase was primarily driven by pricing and increased new business.

Specialty underwriting profit for the nine months ended September 30, 2023 was $119.5 million, compared to $96.2 million for the nine months ended September 30, 2022, an increase of $23.3 million. Catastrophe losses for the nine months ended September 30, 2023 were $37.5 million, compared to $22.8 million for the nine months ended September 30, 2022. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2023 was $34.8 million, compared to $19.5 million for the nine months ended September 30, 2022, an increase of $15.3 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $122.2 million for the nine months ended September 30, 2023, compared to $99.5 million for the nine months ended September 30, 2022. This $22.7 million increase was primarily due to lower current accident year losses, relative to earned premiums, in our marine line, and earned premium growth.

Personal Lines

Personal Lines net premiums written were $1,834.8 million for the nine months ended September 30, 2023, compared to $1,669.6 million for the nine months ended September 30, 2022. This $165.2 million increase was primarily driven by renewal price increases, partially offset by decreased new business.

Personal Lines underwriting loss for the nine months ended September 30, 2023 was $422.4 million, compared to $50.3 million for the nine months ended September 30, 2022, a decrease in underwriting results of $372.1 million. Catastrophe losses for the nine months ended September 30, 2023 were $453.1 million, compared to $120.0 million for the nine months ended September 30, 2022. The $333.1 million increase was primarily due to multiple convective storms across many states, with hail and wind damage representing the majority of reported losses. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2023 was $21.1 million, compared to $8.2 million for the nine months ended September 30, 2022, an increase of $12.9 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $51.8 million for the nine months ended September 30, 2023, compared to $77.9 million for the nine months ended September 30, 2022. This $26.1 million decrease was primarily due to higher current accident year loss severity in our personal automobile and homeowners lines, partially offset by lower performance-based compensation expenses. We experienced an increase in loss severity, with inflationary pressures and ongoing supply chain issues, resulting in higher vehicle prices, cost of parts, and other repair costs. In addition, homeowners losses increased primarily due to an increase in average severity related to large fire loss activity and, to a lesser extent, from higher property severity as a result of continued inflation. We have experienced the effect of inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in temporary lodging and additional living expense reimbursements.

Other

Our Other segment had operating income of $1.2 million for the nine months ended September 30, 2023, compared to $1.3 million for the nine months ended September 30, 2022, a decrease of $0.1 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Gross reserve for losses and LAE, beginning of period	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of period	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,225.6	2,603.8
Prior year non-catastrophe loss development	(6.8)	(19.2)
Prior year catastrophe loss development	—	(12.0)
Total incurred losses and LAE	3,218.8	2,572.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,375.7	1,041.3
Prior years	1,523.8	1,226.2
Total payments	2,899.5	2,267.5
Net reserve for losses and LAE, end of period	5,583.3	5,058.9
Reinsurance recoverable on unpaid losses	1,746.5	1,715.1
Gross reserve for losses and LAE, end of period	$7,329.8	$6,774.0

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	September 30,	December 31,
(in millions)	2023	2022
Commercial multiple peril	$1,589.5	$1,556.6
Workers’ compensation	754.2	735.0
Commercial automobile	499.9	477.7
Other core commercial	643.8	581.6
Total Core Commercial	3,487.4	3,350.9
Specialty Property & Casualty	843.3	820.6
Professional and Executive Lines	524.9	529.3
Marine	143.6	136.0
Surety and Other	73.3	112.2
Total Specialty	1,585.1	1,598.1
Personal automobile	1,658.0	1,633.2
Homeowners and Other	535.8	364.9
Total Personal Lines	2,193.8	1,998.1
Total Other	63.5	65.5
Total loss and LAE reserves	$7,329.8	$7,012.6

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

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Nine Months Ended September 30,
	2023			2022
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$6.9	$(5.7)	$1.2	$(7.9)	$(12.3)	$(20.2)
Specialty	(34.8)	(8.3)	(43.1)	(19.5)	(4.7)	(24.2)
Personal Lines	21.1	14.0	35.1	8.2	5.0	13.2
Other	—	—	—	—	—	—
Total prior year favorable development	$(6.8)	$—	$(6.8)	$(19.2)	$(12.0)	$(31.2)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2023 will also occur in future periods. We encourage you to read our 2022 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the nine months ended September 30, 2023 and 2022, favorable catastrophe development was zero and $12.0 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2022 was primarily due to lower than expected losses related to 2021 events, including $11.5 million related to hurricane Ida.

2023 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2023, net favorable loss and LAE development, excluding catastrophes, was $6.8 million. Specialty favorable loss and LAE development of $34.8 million was primarily due to lower than expected losses and LAE of $28.9 million in our Professional and Executive division, notably in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses and LAE in our surety line. Personal Lines unfavorable loss and LAE development of $21.1 million was primarily due to higher than expected losses in our personal automobile line of $17.1 million. The higher than expected losses in our personal automobile line were primarily within bodily injury coverages in accident years 2018, 2019 and 2022, and within property damage coverages in accident years 2021 and 2022, partially offset by lower than expected losses within personal injury protection coverages in accident years 2021 and 2022. Core Commercial unfavorable loss and LAE development of $6.9 million was primarily due to higher than expected losses in our commercial automobile line of $14.0 million, driven by higher bodily injury and personal injury protection losses in accident years 2014 through 2019 and, to a lesser extent, higher than expected losses in general liability and commercial umbrella coverages, partially offset by lower than expected losses in our workers’ compensation line of $17.7 million, primarily in accident years 2013 through 2021.

2022 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2022, net favorable loss and LAE development, excluding catastrophes, was $19.2 million. Core Commercial favorable loss and LAE development of $7.9 million was primarily due to lower than expected losses of $21.0 million in the workers’ compensation line, primarily in accident years 2013 through 2018 and 2020, partially offset by higher than expected losses and LAE in our commercial automobile line of $11.4 million driven by higher bodily injury and personal injury protection losses in accident years 2016 through 2020. Specialty favorable loss and LAE development of $19.5 million was primarily due to lower than expected losses and LAE of $12.3 million in our Professional and Executive division, lower than expected losses and LAE of $11.5 million in our surety line, and lower than expected losses in our marine line, partially offset by higher than expected losses of $11.2 million in our general liability lines. Personal Lines unfavorable loss and LAE development of $8.2 million was due to higher than expected losses of $12.8 million in our homeowners line, primarily in accident year 2021. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

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

Reinsurance Recoverables

Reinsurance recoverables were $1,992.2 million and $1,964.5 million at September 30, 2023 and December 31, 2022, respectively, of which $141.6 million and $111.1 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $77.6 million and $50.7 million at September 30, 2023 and December 31, 2022, and billable non-MCCA reinsurance recoverables totaled $64.0 million and $60.4 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 there were $0.3 million of billed balances outstanding greater than 90 days. At December 31, 2022 there were no billed balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Fixed maturities	$71.3	$60.3	$209.0	$173.7
Limited partnerships	8.1	7.5	26.5	30.5
Mortgage loans	3.9	4.0	11.9	12.4
Equity securities	1.7	3.1	5.5	9.8
Other investments	2.6	1.0	7.8	2.6
Investment expenses	(3.4)	(2.9)	(10.2)	(8.6)
Net investment income	$84.2	$73.0	$250.5	$220.4
Earned yield, fixed maturities	3.37%	3.02%	3.32%	2.98%
Earned yield, total portfolio	3.55%	3.21%	3.54%	3.30%

The increase in net investment income for the three and nine months ended September 30, 2023 was primarily due to the impact of higher new money yields and the continued investment of operational cashflows. During the nine months ended September 30, 2023, this increase was partially offset by lower partnership income. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios. Partnership income for the nine months ended September 30, 2023 benefited from a real estate property sale in a tax credit partnership, while higher partnership income for the nine months ended September 30, 2022, particularly in the first quarter, was driven by substantial valuation increases across all private capital strategies.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2023		December 31, 2022
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,618.3	86.1%	$7,481.8	84.9%
Limited partnerships and other investments	436.1	4.9	397.5	4.5
Mortgage and other loans	381.8	4.3	388.6	4.4
Equity securities, at fair value	123.5	1.4	241.9	2.7
Cash and cash equivalents	294.5	3.3	305.0	3.5
Total cash and investments	$8,854.2	100.0%	$8,814.8	100.0%

Cash and Investments

Total cash and investments increased $39.4 million, or 0.4%, for the nine months ended September 30, 2023 as compared to December 31, 2022, primarily due to the continued investment of operational cashflows, partially offset by the funding of financing activities, including our dividend payments, and by net market value depreciation.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2023
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Loss	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$510.2	$439.0	$(71.2)	$(12.5)
Foreign government	BBB+	2.2	2.1	(0.1)	—
Municipals:
Taxable	AA	1,249.4	1,076.0	(173.4)	(10.7)
Tax-exempt	AA+	35.6	32.5	(3.1)	(2.4)
Corporate	BBB+	4,112.7	3,755.0	(357.7)	(23.3)
Asset-backed:
Residential mortgage-backed	AA+	1,342.0	1,152.2	(189.8)	(48.3)
Commercial mortgage-backed	AAA	914.8	817.6	(97.2)	(9.5)
Other asset-backed	AA	368.6	343.9	(24.7)	2.2
Total fixed maturities	A+	$8,535.5	$7,618.3	$(917.2)	$(104.5)

The change in net unrealized loss on fixed maturities was primarily due to higher interest rates.

Amortized cost and fair value by rating category were as follows:

		September 30, 2023			December 31, 2022
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$6,009.3	$5,340.3	70.1%	$5,761.4	$5,192.4	69.4%
2	Baa	2,128.2	1,893.4	24.9	2,177.1	1,949.4	26.1
3	Ba	167.2	161.0	2.1	160.3	153.4	2.0
4	B	194.5	188.6	2.5	178.9	171.3	2.3
5	Caa and lower	19.7	18.5	0.2	15.0	14.2	0.2
6	In or near default	16.6	16.5	0.2	1.8	1.1	—
Total fixed maturities		$8,535.5	$7,618.3	100.0%	$8,294.5	$7,481.8	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 96% of the fixed maturity portfolio consisted of investment-grade securities at September 30, 2023 and December 31, 2022, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings.

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

The duration of our fixed maturity portfolio is as follows:

	September 30, 2023			December 31, 2022
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,898.0	$1,848.0	24.3%	$1,614.2	$1,580.3	21.1%
2-4 years	2,288.3	2,130.0	28.0	2,170.6	2,056.8	27.5
4-6 years	2,229.5	1,967.3	25.8	2,044.2	1,850.6	24.8
6-8 years	1,776.4	1,421.3	18.7	2,004.3	1,638.7	21.9
8-10 years	200.5	148.5	1.9	339.5	263.6	3.5
10+ years	142.8	103.2	1.3	121.7	91.8	1.2
Total fixed maturities	$8,535.5	$7,618.3	100.0%	$8,294.5	$7,481.8	100.0%
Weighted average duration		3.9			4.3

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

Impairments

For the three months ended September 30, 2023, impairments were not material. For the nine months ended September 30, 2023, we recognized net impairments of $16.5 million, consisting primarily of losses of $10.3 million on intent to sell fixed maturities in the banking sector and $5.4 million of estimated credit losses on mortgage loans. For the three and nine months ended September 30, 2022, we recognized net impairments of $15.7 million and $16.3 million, respectively, consisting primarily of losses on intent to sell fixed maturity securities due to a transfer of certain investment management responsibilities to an external manager.

At September 30, 2023 and December 31, 2022, the allowance for credit losses on mortgage loans was $8.5 million and $3.2 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $2.5 million and $2.1 million, respectively.

The carrying value of fixed maturity securities on non-accrual status at September 30, 2023 was $14.8 million. There were no fixed maturity securities on non-accrual status at December 31, 2022 or September 30, 2022. The effects on income of non-accruals for the three and nine months ended September 30 2023, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were not material. There was no effect on income for the three and nine months ended September 30, 2022. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2023 were $921.0 million, an increase of $103.3 million compared to December 31, 2022, primarily attributable to higher interest rates. At September 30, 2023, gross unrealized losses consisted primarily of $361.3 million on corporate fixed maturities, $189.8 million on residential mortgage-backed securities, $176.7 million on municipals, $97.2 million on commercial mortgage-backed securities and $71.2 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2023	2022
Due in one year or less	$5.3	$2.4
Due after one year through five years	155.4	108.9
Due after five years through ten years	399.1	382.0
Due after ten years	49.5	67.6
	609.3	560.9
Mortgage-backed and other asset-backed securities	311.7	256.8
Total fixed maturities	$921.0	$817.7

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

During the third quarter of 2023, the U.S. economy continued a trend of economic resiliency. Strength in consumer spending and the labor market persisted as core inflation declined. However, the pace of the decline has slowed, and inflation continues to exceed the Federal Reserve’s (the “Fed”) two percent long-term target. In light of this, the Fed raised the federal funds target rate by 0.25% to a range of 5.25% to 5.50% during the third quarter and has indicated that continued rate increases may be necessary to return inflation to the Fed's stated target. Tighter financial conditions remain a challenge to the U.S. economy and may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Geopolitical risks also create economic uncertainty, the extent of which is unknown. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income (loss) also included the following items:

	Three Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2023
Net realized and unrealized investment losses	$(2.9)	$(1.3)	$(1.9)	$—	$—	$(6.1)
Discontinued Chaucer business	—	—	—	—	0.4	0.4

2022
Net realized and unrealized investment gains (losses)	$(21.5)	$(9.8)	$(13.8)	$0.2	$—	$(44.9)
Discontinued life businesses	—	—	—	—	(0.1)	(0.1)

	Nine Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2023
Net realized and unrealized investment losses	$(15.2)	$(7.1)	$(9.5)	$—	$—	$(31.8)
Other non-operating	—	—	0.2	0.6	—	0.8
Discontinued Chaucer business	—	—	—	—	1.2	1.2

2022
Net realized and unrealized investment gains (losses)	$(66.1)	$(30.1)	$(43.1)	$0.6	$—	$(138.7)
Other non-operating	—	—	—	(0.4)	—	(0.4)
Discontinued life businesses	—	—	—	—	(0.6)	(0.6)

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses, and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial and other information related to the underlying businesses.

Net realized and unrealized investment losses were $6.1 million for the three months ended September 30, 2023, compared to $44.9 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, net realized and unrealized investment losses were primarily due to the change in fair value of equity securities of $5.2 million and, to a lesser extent, from net realized losses from sales of investments, primarily fixed maturities. For the three months ended September 30, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities of approximately $29.1 million and, to a lesser extent, from impairment losses on investments, including $14.3 million of losses related to intent to sell securities.

Net realized and unrealized investment losses were $31.8 million for the nine months ended September 30, 2023, compared to $138.7 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net realized and unrealized investment losses were primarily due to impairment losses on investments, including $10.3 million of losses related to intent to sell securities and $6.2 million of credit-related impairments and, to a lesser extent, from changes in the fair value of equity securities of $13.4 million. For the nine months ended September 30, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities of $106.1 million and, to a lesser extent, from net realized losses of $16.3 million from sales of investments, primarily fixed maturities, and from impairment losses on investments, including $14.8 million of losses related to intent to sell securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The provision for income taxes from continuing operations were benefits of $9.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. These amounts resulted in a consolidated effective tax rate that is not meaningful for the three months ended September 30, 2023 and a consolidated effective tax rate on pre-tax income of 20.0% for the three months ended September 30, 2022. The tax benefit of $9.1 million in the current quarter results from applying a higher year-to-date tax rate, due to lower year-to-date underwriting income, to a $0.9 million pre-tax loss during the quarter. This relationship between pre-tax income or loss and tax expense or benefit is not what we would expect in any quarter with a meaningful level of income.

The income tax provision on operating results was a benefit of $1.6 million compared to an expense of $9.7 million for the three months ended September 30, 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income of 30.8% and 21.4% for the three months ended September 30, 2023 and 2022, respectively. The higher rate in the current quarter results from lower underwriting income in both the current quarter and year-to-date periods, primarily due to catastrophe losses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The provision for income taxes from continuing operations was a benefit of $35.3 million compared to an expense of $30.0 million for the nine months ended September 30, 2023 and 2022, respectively. These provisions resulted in consolidated effective federal tax rates of 32.4% and 18.9% for the nine months ended September 30, 2023 and 2022, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.0 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $1.2 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Absent these items, the provision for income taxes would have been a benefit of $33.1 million, or 30.3%, and an expense of $34.2 million, or 21.6%, for the nine months ended September 30, 2023 and 2022, respectively. The increase in the rate is due to lower underwriting results.

The income tax provision on operating results was a benefit of $21.2 million compared to an expense of $60.5 million for the nine months ended September 30, 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income (loss) of 27.1% and 20.3% for the nine months ended September 30, 2023 and 2022, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.0 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. Absent this item, the provisions for income taxes would have been a benefit of $20.2 million, or 25.9%, and an expense of $63.6 million, or 21.4%, for the nine months ended September 30, 2023 and 2022, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2022 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2022 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2023	2022
Total Statutory Capital and Surplus	$2,501.9	$2,690.4

The statutory capital and surplus for our insurance subsidiaries decreased $188.5 million during the first nine months of 2023. This decrease was primarily driven by the payment of a $100 million dividend to its parent company and from a decrease in underwriting results due to higher catastrophe losses.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of September 30, 2023, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,314.8	$657.4	189%	379%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first nine months of 2023, Hanover Insurance paid $100.0 million in dividends, which were provided to the holding company.

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

Net cash provided by operating activities was $269.0 million during the first nine months of 2023, as compared to $523.8 million during the first nine months of 2022, a decrease of $254.8 million. The decrease in cash provided was due to an increase in loss and LAE payments, primarily related to catastrophe losses, partially offset by an increase in premiums.

Net cash used in investing activities was $186.4 million during the first nine months of 2023, as compared to $476.2 million during the first nine months of 2022. During the first nine months of 2023 and 2022, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net sales of equity securities.

Net cash used in financing activities was $93.1 million during the first nine months of 2023, as compared to $113.7 million during the first nine months of 2022. During the first nine months of 2023, cash used in financing activities primarily resulted from three quarterly dividend payments to our shareholders. During the first nine months of 2022, cash used in financing activities primarily resulted from three quarterly dividend payments to our shareholders and, to a lesser extent, repurchases of our common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2023, as declared by the Board, we paid three quarterly dividends, each for $0.81 per share, to our shareholders totaling $86.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2023, THG, as a holding company, held approximately $344.3 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. During 2023, the financial markets continue to experience significant volatility and values of many securities currently held by THG and its subsidiaries remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur which could cause us to sell those securities in a loss position before their values fully recover, thereby resulting in the recognition of impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of September 30, 2023, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At September 30, 2023, we had borrowing capacity of $118.0 million. There were no outstanding borrowings under this short-term facility at September 30, 2023; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. Concurrent with our entry into this agreement, we voluntarily terminated our existing $200.0 million credit agreement, dated April 30, 2019. We currently have no borrowings under the current credit agreement. During the first nine months of 2023, we had no borrowings under the current agreement or the prior credit agreement. For additional information regarding the current credit agreement, please see our Current Report filed on Form 8-K with the SEC on July 21, 2023.

At September 30, 2023, we were in compliance with the covenants of our debt and credit agreements.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the COVID-19 pandemic (“Pandemic”), regulators in many of the states in which we operate issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators determined were disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes; and (c) a reassessment of rates in light of exposures, loss experience and economic conditions. Regulatory restrictions on rate changes, underwriting, policy terms, and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the first nine months of 2023 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
risks and uncertainties with our operations and technology, including cloud-based data information storage, data security, cyber-security attacks, artificial intelligence, remote working capabilities, and/or outsourcing relationships and third-party operations and data security that may negatively impact our ability to conduct business;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2023 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2023	541	$113.17	—	$330
August 1 - 31, 2023	94	106.38	—	330
September 1 - 30, 2023	118	111.51	—	330
Total	753	$112.06	—	$330

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31 and September 30, 2023.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

EX – 3.1

Amended and Restated By-laws of The Hanover Insurance Group, Inc., previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2023, and incorporated herein by reference.

EX – 10.1

Credit Agreement, dated as of July 21, 2023, by and among the Hanover Insurance Group, Inc., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2023, and incorporated herein by reference.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

November 2, 2023	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

November 2, 2023	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer