Form 10-K
period 2023-12-31
HANOVER INSURANCE GROUP, INC.
filed 2024-02-22
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing sales price of June 30, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,009,390,891.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 35,821,003 shares as of February 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2024 Annual Meeting of Shareholders to be held May 14, 2024 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG” or the “Company”) is a holding company organized as a Delaware corporation in 1995. We trace our roots to as early as 1852, when The Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services. We market our products and services through independent agents and brokers in the United States (“U.S.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; and other insurance and non-insurance subsidiaries.

INFORMATION ABOUT OPERATING SEGMENTS

GENERAL

We conduct our business operations through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Interest expense related to our corporate debt is reported separately from the earnings of these operating segments. In our Core Commercial, Specialty and Personal Lines segments, we underwrite our insurance products through Hanover Insurance, Citizens and other THG subsidiaries. We distribute them through select independent agents and brokers throughout the U.S. Our Other segment is comprised primarily of business from Opus Investment Management, Inc. (“Opus”) and earnings and expenses related to our holding company.

Our agency and customer-centric strategy focuses on providing specialized insurance products and services with an emphasis on disciplined underwriting and pricing, quality claims handling and customer service. We continue to prudently grow and diversify our product offerings and geographic business mix to strengthen our position as one of the top property and casualty insurers focused on the independent agency distribution channel in the U.S. In 2023, we generated approximately $5.8 billion in net premiums written, an increase of 6.1% from the prior year.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management's Discussion and Analysis of Financial Condition and Results of Operations (“Management's Discussion and Analysis”) and in Note 12 - “Segment Information” in the Notes to Consolidated Financial Statements.

RISKS

The industry’s and our profitability are significantly affected by numerous factors, including price; competition; volatile and unpredictable developments, such as weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; attorney involvement in claims matters; size of jury awards; civil unrest; acts of terrorism; fluctuations in interest rates and the value of investments; and other general economic conditions and trends, such as potential recessionary pressures and inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns are impacted by the capital markets and current economic conditions, which affect our liquidity, realized losses and impairments, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product restrictions, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Persistent supply chain disruptions and significant inflation in the U.S. economy in recent years, along with other factors outside our control, have resulted in higher claims costs, particularly in our automobile and homeowners lines of business. The severity, duration and long-term effects of such uncertainties may, however, affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Core Commercial

Our Core Commercial segment generated $2.2 billion, or 36.8%, of consolidated operating revenues and $2.1 billion, or 36.3%, of net premiums written, for the year ended December 31, 2023.

The following table provides net premiums written by line of business for our Core Commercial segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2023	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$1,072.6	50.9%
Workers' compensation	406.8	19.3
Commercial automobile	373.2	17.7
Other core commercial	254.4	12.1
Total	$2,107.0	100.0%

We divide Core Commercial into two businesses, small commercial and middle market, both of which focus on account business.

Our Core Commercial product suite provides agents and customers with products designed for small and mid-sized businesses. Small commercial offerings, which generally include annual policy premiums up to $50,000, deliver value through product expertise, local presence and ease of doing business. Middle market accounts, with annual premiums, per policy, generally in the range of $50,000 to $500,000, deliver value through greater underwriting and claim expertise, as well as a focus on industry segments.

Core Commercial coverages include:

Commercial multiple peril coverage insures businesses against third-party general liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products and services sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (which may include flood), theft and vandalism.

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

Other core commercial coverage includes commercial umbrella, monoline general liability, claims-made liability and monoline property coverages.

Our strategy in Core Commercial is focused on strengthening and expanding our market reach through differentiated product offerings, industry segmentation, and franchise value through selective distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more account placements in our small commercial and middle market businesses. In small commercial, we have gained significant momentum with our TAP Sales agent quote and issue platform, making it easier and more efficient for our agents to do business with us, leveraging our agency analytics capabilities, comprehensive service center offering, and full suite of digital self-service tools. In middle market, we maintained our focus on specialized industry segments, a key area of market differentiation. We continued to grow our most profitable industry segments, including technology, human services and financial institutions, taking a measured approach in more challenging segments. We also capitalized on the strength of our localized field structure, creating a competitive advantage in sourcing new business, as well as our robust claims and risk management capabilities.

We believe our small commercial capabilities and distinctiveness in the middle market, including our diversified portfolio of products, enable us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Specialty

Our Specialty segment generated $1.4 billion, or 22.4%, of consolidated operating revenues and $1.3 billion, or 22.2%, of net premiums written, for the year ended December 31, 2023.

The following table provides net premiums written by division of business for our Specialty segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2023	Written	% of Total
(in millions, except ratios)
Professional and Executive Lines	$420.3	32.5%
Specialty Property & Casualty	402.0	31.1
Marine	394.0	30.4
Surety and Other	77.0	6.0
Total	$1,293.3	100.0%

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

Specialty Property & Casualty is comprised of:

•
Hanover Programs business which offers coverage to markets where there are specialty underwriting or risk management needs related to groups of similar businesses and organizations;
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

We have continued to invest in our Specialty businesses, refining our broad product offering, focusing on the lower-end of the risk and account-sized spectrum, leveraging our highly regarded service center, which has been, and we expect will continue to be, a critical growth lever for us. We have developed a robust, diversified and profitable Specialty segment that we believe represents a distinct competitive advantage, with eight dedicated businesses and 17 distinct product areas.

We believe that this distribution of Specialty products, primarily through retail agents supplemented by select specialists helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Personal Lines

Our Personal Lines segment generated $2.4 billion, or 40.5%, of consolidated operating revenues and $2.4 billion, or 41.5%, of net premiums written, for the year ended December 31, 2023.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2023	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,404.2	58.3%
Homeowners and Other	1,005.7	41.7
Total	$2,409.9	100.0%

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

Our strategy in Personal Lines is to provide account–oriented business (i.e., writing both an insured’s automobile and homeowners insurance, along with other Personal Lines coverages, when applicable) through select independent agents, with a focus on increasing geographic diversification. The market for our Personal Lines business is very competitive, with continued pressure on independent agents from direct insurance writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on working with high quality, value-added agents that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives). We are focused on making business investments that are intended to help us maintain profitability, build a distinctive position in the market, deliver value to agents and customers, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high-potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our geographic mix beyond our largest historical core states of Michigan and Massachusetts. We expect these efforts to decrease our risk concentrations and our dependency on these states, as well as to contribute to improved profitability over time.

Other

The Other segment primarily includes Opus, which provides investment advisory services to affiliates and also manages approximately $2.1 billion of assets for unaffiliated institutions, such as insurance companies, pension funds and other organizations. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; our run-off voluntary assumed property and casualty pools business, and our run-off direct asbestos and environmental, and product liability businesses.

MARKETING AND DISTRIBUTION

We serve a variety of standard, specialty and targeted industry markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, our business is currently comprised of approximately 42% Personal Lines, 36% Core Commercial, and 22% Specialty. Core Commercial, including our small and middle market businesses, Personal Lines and the majority of our Specialty business distribute our products primarily through a network of independent agents.

Core Commercial, Specialty and Personal Lines

Our Core Commercial, Specialty and Personal Lines independent agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2023, we wrote 19.6% of our Core Commercial, Specialty and Personal Lines business in Michigan and 8.3% in Massachusetts. Our localized field management structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 34 local offices across 24 states. The majority of processing support for these locations is provided from our Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut offices.

Independent agents account for substantially all of the sales of our Core Commercial and Personal Lines property and casualty products, and the majority of our Specialty products. However, some Specialty business, such as Hanover Programs, is also distributed through managing general agents or wholesale distributors who have expertise in the industries served or products offered. We appoint agencies based on profitability, track record, financial stability, growth potential, professionalism and business strategy. Once appointed, we monitor their performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products, or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s premiums written, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia (“D.C.”) and the Commonwealth of Puerto Rico. Throughout the U.S., we actively market Core Commercial and Specialty policies in 40 states and D.C., and Personal Lines policies in 20 states.

The following table provides our top Core Commercial, Specialty and Personal Lines geographical markets based on total net premiums written in each state in 2023.

YEAR ENDED DECEMBER 31, 2023	Core Commercial		Specialty		Personal Lines		Total
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$125.5	6.0%	$52.2	4.0%	$961.8	39.9%	$1,139.5	19.6%
Massachusetts	148.7	7.1	57.3	4.4	278.9	11.6	484.9	8.3
New York	148.8	7.1	102.4	7.9	163.6	6.8	414.8	7.1
California	244.3	11.6	168.2	13.0	—	—	412.5	7.1
Illinois	112.8	5.4	50.1	3.9	143.6	6.0	306.5	5.3
Texas	168.5	8.0	131.7	10.2	—	—	300.2	5.2
New Jersey	108.9	5.2	53.5	4.1	92.0	3.8	254.4	4.4
Connecticut	49.6	2.4	18.6	1.4	144.2	6.0	212.4	3.7
Georgia	83.0	3.9	43.4	3.4	76.7	3.2	203.1	3.5
Virginia	72.7	3.5	33.8	2.6	50.4	2.1	156.9	2.7
Wisconsin	48.4	2.3	24.4	1.9	67.2	2.8	140.0	2.4
Pennsylvania	50.3	2.4	34.4	2.7	54.4	2.3	139.1	2.4
Maine	54.6	2.6	17.6	1.4	64.5	2.7	136.7	2.4
Indiana	43.0	2.0	22.9	1.8	39.6	1.6	105.5	1.8
Tennessee	31.5	1.5	26.0	2.0	47.8	2.0	105.3	1.8
Ohio	28.4	1.3	26.5	2.0	47.9	2.0	102.8	1.8
North Carolina	61.7	2.9	40.2	3.1	0.6	—	102.5	1.8
Minnesota	70.4	3.3	31.9	2.5	—	—	102.3	1.8
Florida	41.0	1.9	51.7	4.0	—	—	92.7	1.6
Maryland	47.3	2.2	21.5	1.7	20.9	0.9	89.7	1.5
New Hampshire	33.8	1.6	10.4	0.8	44.9	1.9	89.1	1.5
Other	333.8	15.8	274.6	21.2	110.9	4.4	719.3	12.3
Total	$2,107.0	100.0%	$1,293.3	100.0%	$2,409.9	100.0%	$5,810.2	100.0%

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

We manage our Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 88% of our policies in force are account business. Approximately 52% of our Personal Lines net premiums written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2023, we underwrite approximately 7% of the state’s total personal lines market.

Approximately 62% of our Michigan Personal Lines net premiums written is in the personal automobile line and 34% is in the homeowners line. Michigan business represents approximately 43% of our total personal automobile net premiums written and approximately 37% of our total homeowners net premiums written. In Michigan, we are a prominent market for many of our appointed agencies, averaging an approximate $2.4 million of total direct premiums written, per agency, in 2023.

In 2019, Michigan enacted major reforms of its system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing to the reformed system and expect to navigate this market successfully. As of December 31, 2023, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For the full year 2023, net premiums written that were attributable to PIP coverage in Michigan were $128.3 million, or 2.2% of our total consolidated full year 2023 net premiums written, while Michigan personal automobile net premiums written represented 10.3% of our total consolidated full year 2023 net premiums written. See also “Risk Factors” in Part I – Item 1A.

Approximately 64% of our Massachusetts Personal Lines net premiums written is in the personal automobile line and 32% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

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

PRICING AND COMPETITION

The property and casualty insurance industry is a very competitive market. In our Core Commercial, Specialty and Personal Lines segments, we market and distribute through independent agents and brokers, and compete for business on the basis of product, price, agency and customer service, local relationships, ratings and effective claims handling, among other things. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers, and direct to consumers, through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, enable us to differentiate ourselves and compete more effectively. Our broad product offerings in Core Commercial and Specialty, and total account strategy in Personal Lines, are instrumental to our ability to capitalize on these relationships and improve profitability.

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business, and we expect to experience catastrophe losses in the future, which could have a material adverse impact on our financial results. Catastrophes can be caused by various natural events including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, fire, explosions, severe winter weather and other convective storms. Catastrophes can also be caused by various manmade events including, among others, fire, explosions, riots and terrorism. The incidence and severity of catastrophes are volatile and difficult to predict.

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific restrictions for flood and earthquake coverage, subject to regulatory restrictions and competitive pressures, and through geographic exposure management and reinsurance. Our catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations with a view toward managing corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, commercial multiple peril and homeowners property coverages have, in the past, generated the majority of catastrophe-related claims.

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

Catastrophe reinsurance is designed to protect us, as the ceding insurer, from significant losses arising from a single natural or manmade event including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, severe winter weather and other convective storms, fire, explosions, riots and terrorism. We determine the appropriate amount of reinsurance based on our evaluation of the risks insured, exposure analyses prepared by advisors, our risk appetite and market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2024, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2024. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

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

Our 2024 reinsurance program for our Core Commercial, Specialty and Personal Lines segments is fundamentally similar to our 2023 program. The following discussion summarizes both our 2023 and 2024 reinsurance programs for our Core Commercial, Specialty and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•
Our Core Commercial, Specialty and Personal Lines segments are primarily protected by a property catastrophe occurrence excess of loss reinsurance treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $3 million, and $2.5 million, respectively.
•
The property catastrophe occurrence excess of loss reinsurance policy provides coverage, on an occurrence basis, up to $1.3 billion, less a $200 million retention, with no co-participation, for all defined perils. Additionally, for northeast named storm catastrophes we have coverage, with no co-participation, up to $1.6 billion and then coverage up to $1.75 billion with 66.73% placement for that $150 million in coverage. A portion of this coverage is secured through a catastrophe bond as described further below. For defined perils other than northeast named storm catastrophes, coverage extends up to $1.45 billion with 66.73% placement for that $150 million in coverage.

•
The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $3 million retention, with a co-participation for the second half of 2023 and the first half 2024 of 48.0% for reinsurance placed in the $3 million to $5 million layer, 16.8% for reinsurance in the $5 million to $12.5 million layer, 16.2% in the $12.5 million to $25 million layer, and no co-participation for reinsurance layers placed between $25 million and $100 million.
•
In 2023, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2.5 million retention, with a co-participation of 7.5% in the $2.5 million to $5 million layer, and no co-participation for reinsurance layers placed between $5 million and $75 million.
•
For 2023 and 2024, Core Commercial and Specialty segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the Specialty segment's surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $50 million, less a $7.5 million retention, with no co-participation.
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

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe occurrence excess of loss treaty in July 2024 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing, and terms and conditions. Our 2024 casualty excess of loss treaty is effective January 1, 2024.

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

Pursuant to the terms of the 2022 Agreement, effective July 1, 2023, we reset the exhaustion level and percentage of coverage within the layer. For the period from July 1, 2023 through and including June 30, 2025, we will be entitled to begin recovering amounts under the 2022 Agreement if the covered losses in the covered area for a single occurrence reach an attachment amount of $1.3 billion. The $150.0 million coverage amount is available for 50% of the covered losses, until such losses reach a maximum level of $1.6 billion. Prior to the reset, that was effective July 1, 2023, the $150.0 million coverage was available for covered losses between $1.3 billion and $1.45 billion.

The attachment level, the maximum level (or exhaustion level) and percentage of coverage under each agreement will be reset annually to adjust the expected loss of the layer within a predetermined range.

Under the terms of the reinsurance agreement, we are obligated to pay annual reinsurance premiums to Commonwealth Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed our actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to us under these reinsurance agreements.

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

At the time the initial agreement was entered into with Commonwealth Re, we evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIE”). Under this guidance, an entity that is formed for business purposes is considered a VIE if (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity’s operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements. We concluded that Commonwealth Re was a VIE because the conditions described in items (a) and (b) above were present. However, while Commonwealth Re was determined to be a VIE, we concluded that we do not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Commonwealth Re and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (we have neither an equity nor a residual interest in Commonwealth Re). Accordingly, we are not the primary beneficiary of Commonwealth Re and do not consolidate that entity in our consolidated financial statements. Additionally, because we have no intention to pursue any transaction that would result in our acquisition of an interest in and becoming the primary beneficiary of Commonwealth Re, the consolidation of that entity in our consolidated financial statements in future periods is unlikely.

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

As required by the Program, we offer policyholders, in specific lines of commercial insurance, the option to elect terrorism coverage. In order for a loss event to be reinsured under the Program, the loss event must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from events which do not qualify or are not so certified will not receive the benefit of the Program. Such losses may be deemed covered losses under the insured’s policy whether or not terrorism coverage was purchased. Further, under the Terrorism Risk Insurance Program Reauthorization Act of 2019, our share of U.S. domestic losses in 2023 from such events, if deemed certified terrorist events, would have been limited to 20% of losses in excess of an approximate $555 million deductible, which represented 20.6% of year-end 2022 statutory policyholder surplus of our insurers and, is estimated to be $587 million in 2024, representing 22.2% of 2023 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the Federal government and all insurers of $100 billion.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities, and pooling arrangements, which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities, and pooling arrangements comprise $918.8 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2023, $911.7 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association that reinsures claims that arise under Michigan’s unlimited personal injury protection coverage, which is one of the available coverage options under Michigan’s no-fault automobile insurance statute. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $635,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited PIP benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 54% of our total personal automobile gross reserves at both December 31, 2023 and 2022. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2023, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities, and pooling arrangements, we had $1,137.3 million of reinsurance assets due from traditional reinsurers as of December 31, 2023. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agencies. In certain instances, for example in our Hanover Programs business, we also require from the reinsurer, a deposit of assets in trust, letters of credit or other acceptable collateral in order to support balances due from reinsurers that provide reinsurance only on a collateralized basis.

The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2023, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A+	$192.8
Berkshire Hathaway Inc. (Transatlantic Reinsurance Co. and General Reinsurance Corp)	A++	149.5
Lloyd's Syndicates	A	116.4
Swiss Re Ltd.	A+	71.5
Toa Reinsurance Company Ltd.	A	71.4
Munich Reinsurance Companies	A+	66.6
Societe De Groupe D' Assurance Mut Covea (Partner Reinsurance Company of the U.S.)	A+	55.6
R&Q Insurance Holdings Ltd (1)	A-	34.6
Axis Capital Holding Limited	A	34.0
Allianz SE	A+	27.9
Subtotal		820.3
All other reinsurers		317.0
Residual markets, facilities, and pooling arrangements		918.8
Total		$2,056.1

(1) Includes reinsurance recoverables of $33.5 million that are fully collateralized by assets in trust.

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us, and are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations, or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available through the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers.

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

We have established a reserve for uncollectible reinsurance of $6.9 million as of December 31, 2023, or 0.3% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2023 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Core Commercial, Specialty and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P Global of “A” or better, or an equivalent financial strength, if not rated. In addition, for lower-rated or non-rated reinsurers, we customize collateral and restrict participation to effectively manage counterparty risk, with review and approval required by the counterparty credit committee.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, Texas, North Carolina or New York, or a large wildfire event affecting California, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in loss costs of $26.9 million in 2023. As a result of the aforementioned Michigan automobile reform that was effective July 2021, there is increased uncertainty regarding its impact on our future MAC facility loss costs. There were no other mandatory residual market mechanisms that were significant to our 2023 results of operations.

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

DECEMBER 31	2023	2022	2021
(in millions)
Statutory reserve for losses and LAE	$5,618.7	$5,371.0	$4,862.3
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,795.0	1,748.6	1,693.8
Statutory reserves for discontinued accident and health business	(118.1)	(118.3)	(117.9)
Other	12.5	11.3	9.4
GAAP reserve for losses and LAE	$7,308.1	$7,012.6	$6,447.6

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former accident and health insurance business. This discontinued accident and health business includes interests in 22 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $111.8 million at December 31, 2023. The long-term care pool accounted for approximately 73% of these reserves as of December 31, 2023. Reserves for the long-term care pool, individual medical, and residual health insurance policies are discounted. Reserves for all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued businesses.

Loss estimates associated with substantially all of the discontinued accident and health business are provided by managers of each pool. We adopt reserve estimates for this business that consider this information, expected returns on assets assigned to this business, and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. Based on information provided to us by the pool managers, we believe the reserves recorded related to this business are adequate. However, reserve and claim cost estimates related to the discontinued accident and health business are dependent on several assumptions including, but not limited to, morbidity, lapses, benefit utilization, future premium rates, future health care costs, persistency of medical care inflation and investment performance. Additionally, these assumptions can be impacted by technical developments and advancements in the medical field, medical and long-term care inflation and other factors, as such there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position. See also “Risk Factors” in Part I – Item 1A.

Our long-term care pool accounts for the majority of our remaining reinsurance pool business. The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, benefit utilization, future premium rates, and the interest rate used for discounting the future projected cash flows. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions.

Also included in discontinued operations are our former life insurance and Chaucer businesses, which include activities that were not significant to our 2023 results. We retain indemnification obligations with respect to these businesses.

INVESTMENT PORTFOLIO

Our wholly owned subsidiary, Opus, is responsible for managing our investment portfolio. At December 31, 2023, Opus directly managed approximately 87% of our total investment holdings, primarily including our investment-grade fixed maturity portfolio, equity security portfolio and cash. Opus is also responsible for the selection and monitoring of external asset managers for our commercial mortgage loan participations, limited partnership investments, high-yield fixed maturity portfolio and leveraged loan holdings. We select and monitor external managers based on investment approach, track record of risk-adjusted returns and corporate governance.

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The asset allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment-grade fixed income securities across various sectors including U.S. government, municipal, corporate, residential and commercial mortgage-backed securities, and asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. We consider sustainability factors as part of the investment research process, to the extent those factors influence the expected risk and return profile of various investment opportunities.

Investments held by our regulated insurance subsidiaries are subject to state insurance statutes governing permitted investments. Investment considerations include asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. At December 31, 2023, our fixed maturity portfolio duration was approximately 3.9 years. We seek to maintain sufficient liquidity to support the cash flow requirements associated with our insurance and corporate liabilities by laddering the maturities within the portfolio, closely monitoring fixed maturity duration, and holding high-quality liquid public securities.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had approximately 4,800 employees, all of whom are located in the United States. We believe our relations with employees are positive, as evidenced by employee feedback received through employee surveys and other formal and informal channels.

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

Accountability for IDE has been established by incorporating Board oversight of IDE, as part of our larger corporate culture, into the charter of the Compensation and Human Capital Committee of the Board of Directors (“CHCC”) and by including support of and progress on IDE initiatives as part of the incentive compensation evaluation process for our chief executive officer and entire executive leadership team.

Engagement and Alignment with Company Culture

We believe that an employee workforce that is engaged and aligned with our core cultural values of collaboration, accountability, respect and empowerment (our CARE values) is fundamental to delivering on our business commitments. Management focuses on maintaining an engaged workforce by providing transparent communications and soliciting employee feedback informally and through focus groups and employee surveys, including a comprehensive survey of our entire workforce, most recently conducted in late 2023, by an independent third-party firm. To foster accountability, every employee, regardless of role, receives a formal evaluation and performance discussion annually, and the evaluation process is aligned to our CARE values and expected leadership behaviors. In addition, we expect that performance connections take place between manager and employee on an ongoing basis to consider goals, overall performance, development opportunities, and demonstration of leadership and corporate values.

Development and Succession Planning

We recognize the importance of employee development for our team members throughout their careers as an important driver of workforce engagement, retention, and succession planning. Management focuses on providing learning and development through multiple modalities, including utilizing a robust online learning management platform that accommodates various schedules and diverse learning styles, engaging in experiential learning through growth assignments and special projects, a formal mentorship program, using virtual and classroom workshops, providing reimbursement for tuition and education-related fees (including professional and industry designations), and through the course of our goal-setting and performance evaluation process.

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

Incentivized Workforce

The emphasis on our overall performance is intended to align the employee’s financial interests with the interests of shareholders. Our compensation philosophy is based on a merit system where employees are paid for their performance and recognized for their talents and contributions. We are committed to fair and equitable total compensation that includes base pay and short- and long-term incentives that are competitive with others in our industry, while also promoting internal equity across our organization. We offer a 401(k) plan with a company matching contribution, flexible paid time off policies, a tuition reimbursement program, an employee stock purchase program, retirement planning services, and health and well-being benefits described below, among other benefits. Most employees receive some form of short-term incentive compensation either based on annual goals with the funding and metrics approved by the CHCC or through a general bonus program. Additionally, our senior leaders receive long-term incentive compensation in the form of equity awards.

Employee Health and Well-being

Our benefits packages are designed to maintain the physical, financial, mental and social well-being of our employees, their families and dependents. We offer medical plan selections and other health and well-being offerings, including, among others, dental, vision and hearing health options, life and disability insurance, financial planning assistance, an employee assistance program, paid parental leave and family and medical leave, flexible work schedules and remote work arrangements, health advocacy services, adoption and surrogacy assistance benefit, and child care and elder care support.

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

Demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, sometimes increasing during difficult or unstable economic times and moderating during economic upswings or periods of stability. Fluctuations in demand and competition could produce unpredictable underwriting results.

Due to geographical concentration in our business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole. Geographic concentrations also expose us to losses that are potentially disproportionate to our market share in the event of natural or other catastrophes.

We generate a significant portion of our net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast. In addition, a significant amount of Core Commercial and Specialty net written premium is generated in California and Texas. For the year ended December 31, 2023, approximately 19.6% and 8.3% of our net premiums written in our business were generated in the states of Michigan and Massachusetts, respectively, and approximately 11.6% and 8.0% of our Core Commercial and approximately 13.0% and 10.2% of our Specialty net premiums written were generated in California and Texas, respectively. Many states in which we do business impose significant rate control and residual market charges, and/or restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather or other events, such as fires, flooding from heavy precipitation and hurricanes, as a result of changing weather patterns and global climate change, or otherwise. Financial strength rating agencies emphasize capital and reinsurance adequacy for insurers with geographic concentrations of risk that may be subject to disproportionate risk of loss. These factors also may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in less weather-exposed markets. Such actions may adversely impact top-line growth or retention while price increases and other changes in terms or conditions are exercised to manage geographical concentration.

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

Our business performance is highly dependent on our ability to manage operational risks arising from numerous day-to-day business activities, including insurance underwriting, claims processing, servicing, investment management, financial and tax reporting, compliance with regulatory requirements and other activities. We utilize numerous strategies to mitigate our insurance risk exposure, including: underwriting; setting exposure limits, deductibles and exclusions to mitigate policy risk; updating and reviewing the terms and conditions of our policies; managing risk aggregation by product line, geography, industry type, credit exposure and other bases; and ceding insurance risk. We seek to monitor and control our exposure to risks arising out of these activities through an enterprise-wide risk management framework. However, there are inherent limitations in each of these tactics, and no assurance can be given that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves, or business growth or retention could be adversely impacted, in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during times of challenging macroeconomic or socio-economic conditions, such as a recession.

Risks Related to Reserves and Claims

Actual losses from claims against our insurance subsidiaries may exceed their reserves for claims.

We maintain reserves to cover the estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent estimates, involving actuarial projections and judgments at a given time, of what we expect the ultimate settlement and administration of incurred claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and theories of liability, costs of repair and replacement, legislative activity and myriad other factors.

The inherent uncertainties of estimating reserves are greater for certain types of insurance lines, particularly liability lines. These include automobile bodily injury liability, automobile personal injury protection, general liability, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made (sometimes referred to as “long-tail” business), environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. The emergence of the pandemic in 2020 (the “Pandemic”) resulted in an increased level of uncertainty for many lines of business, particularly our long-tailed lines. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, such as our cyber risks lines and specialty general liability product, by newly appointed agents, or in new geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data that the actuaries can rely on. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to attacks on or breaches of information systems, including cloud-based data information storage or network systems, privacy compliance, or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes, wildfires, solar flares and pandemic or societal factors, like terrorism and civil unrest.

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

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future will experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various natural or manmade events, including hurricanes, tornadoes and other windstorms, hail, floods, earthquakes, fires, drought, severe winter weather and other convective storms, volcanic eruptions, tropical storms, tsunamis, sabotage, civil unrest, terrorist actions, explosions, nuclear accidents, solar flares, and power outages, which could be exacerbated by infrastructure failures. The frequency and severity of catastrophes are inherently unpredictable.

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

Global climate change from rising planet temperatures over the last several decades has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures, and sea level rise. Further increases or persistence in these conditions could lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and to higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

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

Like insurance companies, reinsurance companies can also be adversely impacted by catastrophes. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment and available capacity, but there can be no assurance that we adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Information About Operating Segments - Reinsurance, not all of our 2024 reinsurance programs for the Core Commercial, Specialty and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other restrictions requiring them to continue availability of reinsurance or limiting cost increases or mandating coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected by new or more frequent catastrophes, terrorist attacks, cyber risks, and the perceived risks associated with future terrorist activities, global conflicts, including the threat of nuclear conflict, and the changing legal and regulatory environment (including changes that could create new insured risks). Federal reinsurance for terrorism risks coverage offered by insurers is available under the federal terrorism risk insurance program, but it only applies to certified events of terrorism (as defined in the legislation) and contains certain caps and deductibles. Although the federal terrorism risk insurance program coverage is in effect through December 31, 2027, if this program is modified unfavorably by the government in the future, then private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2023, our reinsurance receivable (including from the MCCA) amounted to approximately $2.1 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor our reinsurers and their financial condition, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk. In the event of losses, we may look to “draw down” on this collateral to satisfy reinsurance recoveries due to us, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Risks Related to Regulation, Mandatory Market Mechanisms and Mandatory Assessments

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores, pricing models, artificial intelligence, gender, geographic location, information publicly available (such as on social media), education, occupation, income or other factors in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders, the establishment of standards of solvency, the licensing of insurers and agents, compensation of and contractual arrangements with independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records or driver’s license numbers) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores or other risk-based pricing factors in underwriting or rating our Personal Lines business. The elimination of the use of risk-based pricing factors could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

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

Starting in 1973, the state of Michigan required all personal and commercial automobile polices issued in the state to include no-fault personal injury protection (“PIP”) coverage without a cap on maximum benefits allowed (i.e., “unlimited PIP benefits”). Insurers were required to retain a portion of the risk and the MCCA, a legislatively-created reinsurance mechanism, reinsures the portion of the risk in excess of the insurer’s mandated retention. The mandatory retention amount increases biennially at a statutory mandated rate and is currently $635,000. Premiums on Michigan automobile policies include a charge for both the insurer’s retained amount and a separately identified pass-through charge determined by the MCCA.

In response to concerns about the overall cost and affordability of automobile insurance in Michigan, the state enacted legislation in June 2019 that significantly changed no-fault and PIP systems. The legislation, which was effective July 2, 2020, eliminated the requirement that all insureds purchase unlimited PIP coverage and substituted instead tiered limits, ranging from zero (for those with certain health benefits meeting specified criteria) to unlimited benefits. In contrast, the minimum amounts of bodily injury coverage drivers are required to purchase increased, and we anticipate an increase in tort liability and related litigation from these changes. The legislation includes underwriting and other restrictions and mandates, in addition to subjecting rates, forms and rules to prior approval from the Michigan Department of Insurance and Financial Services (“Michigan Insurance Department”) before implementation.

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

In most years, MCCA operates with a deficit, which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors, although historically its annual operations have been cash flow positive. As of December 31, 2023, our estimated reinsurance recoverable from the MCCA was $911.7 million. This estimate is subject to change and will be revised further as the actual impacts of these cost saving measures emerge in the future, or in the event that recent legal challenges or legislative revisions to the reform ultimately prevail.

Many medical and other providers who receive reimbursement under the PIP system strenuously objected to the fee schedules, cost controls and utilization restrictions imposed by the new legislation. Since the reform legislation was adopted, we have experienced an increase in litigation from medical and other providers demanding higher reimbursements under the current system, and that litigation could increase depending on the outcome of these and other ongoing legal challenges.

For the year ending December 31, 2023, Michigan personal automobile insurance represented approximately 43% of our total personal automobile net premiums written. PIP net written premium (which does not include the MCCA pass-through assessment) represents approximately 21% of those Michigan personal automobile premiums. It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Michigan personal automobile lines.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions that we operate in, our insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the years ended December 31, 2023, 2022 and 2021 our participation in these mechanisms and pooling arrangements was not significant to our underwriting results. However, our results of operations could be adversely affected in the future.

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

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated our participation in virtually all property and casualty voluntary pools, but we remain subject to claims related to the periods when we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the continuing history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2023, our gross reserves totaled $36.9 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association (“ECRA”) pool. During 2021, we entered into a reinsurance agreement whereby we agreed to cede 100% of the ECRA business to a third-party reinsurer. The ECRA business represents approximately 89% of our 2023 gross reserves for these legacy voluntary pools.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on the proportionate share of the premiums written by member insurers in the lines of business that the impaired or insolvent insurer is engaged in. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2023, we had a total assessment of $4.0 million levied against us, with refunds of $0.2 million received in 2023, for a total net assessment of $3.8 million. As of December 31, 2023, we had $1.8 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

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

Also, if agency consolidation continues at its current pace or increases in the future, and more agencies are consolidated into larger agencies or managing general agencies, our sales channel could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas if an acquirer is not one of our appointed agencies, loss of agency talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following a disposition of an agency, increases in our commission costs as larger agencies acquire more negotiating leverage over their fees, and interference with the core agency business of selling insurance due to integration or distraction. Any such disruption that materially affects our sales channel could have a negative impact on our results of operations and financial condition.

As the speed of digitization accelerates, we are subject to risks associated with both our agents’ and our ability to keep pace. In an increasingly digital world, agents who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to utilize more technology-driven agents or abandon the independent agency channel altogether. Additionally, if we are not able to keep pace with competitors’ digital offerings or advancements in the use of new technologies such as artificial intelligence tools, we may not be able to meet the demand from our agents or their customers, which could lead to a loss of customers, agents or both.

We may not be able to grow as quickly or as profitably as we intend, which is important to our current strategy.

Over the past several years, we have made, and our current plans are to continue to make, significant investments in our Core Commercial, Specialty and Personal Lines of businesses, in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets, economic conditions or an inability to successfully maintain acceptable margins on new or existing business or for other reasons, including general economic conditions, elevated weather severity or otherwise, in which case premiums written and earned, operating income and net book value could be adversely affected.

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

Risks Related to Technology, Information Security and Privacy

We may experience difficulties with technology, implementing new technologies, data and information security and/or outsourcing relationships, which could have a negative impact on our ability to conduct our business.

We use technology systems to store, retrieve, evaluate and utilize customer and company data and information. Our internal and external information technology and telecommunications systems, in turn, interface with and rely upon third-party systems, including cloud-based data storage. Our business is highly dependent on our ability and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing investment portfolios. Systems attacks, failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, epidemic or pandemic, an industrial accident, a blackout, a cybersecurity attack or intrusion, a terrorist attack or war, or interference from solar flares, our systems or the external systems that we rely on may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or the systems that we rely on are disabled or destroyed or if our disaster recovery plans are inadequate or suffer from unforeseen consequences. These same risks are ones that our critical third-party vendors may face, and if those vendors are adversely impacted, then our operations could be harmed. This could result in a materially adverse effect on our business results and liquidity.

We increasingly rely on technological and data-driven solutions to operate our business. If we are slow to adapt to, roll out or implement new technologies, particularly those systems, platforms and applications that leverage data and analytics capabilities, such as artificial intelligence, it could materially affect our ability to meet the expectations of our customers or compete with more technologically adept competitors, particularly those with greater resources to devote to new technologies or technological enhancements.

In addition, we may increase our reliance upon third-party vendors to access data or to provide or support technology, data storage and business process functions in the future. If we do not effectively develop, implement and monitor our outsourcing and third-party risk management strategies, third-party providers do not perform as anticipated, or we or they experience technological or other problems with a migration or in operations, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, liabilities for breaches of confidential information, increased costs and a loss of business. Our outsourcing of certain technology, information management and business process functions to third parties may expose us to enhanced risk related to information systems, data security and privacy, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers outside of the United States might be impacted by global differences in social and cultural expectations, political instability, or substantially different, conflicting or onerous regulatory requirements or policies, which could impact our operational effectiveness. As a result, our ability to conduct our business might be adversely affected.

Information security incidents, including, but not limited to, those resulting from a malicious cybersecurity attack on us or our business partners and service providers, or intrusions into our systems or data sources could disrupt or otherwise negatively impact our business.

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

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, specialty insurance companies, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies that may not have shareholders and may have different profitability targets than publicly or privately owned companies. In prior years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical, technological, and operating resources than we do, greater access to data analytics or “big data,” and may be able to offer a wider range of, or more sophisticated, core commercial, specialty and personal line products. Some of our competitors also have different marketing, advertising and sales strategies than we do and market and sell their products to consumers directly. In addition, competition in the U.S. property and casualty insurance market has intensified over the past several years. This competition has had, and may continue to have, an adverse impact on our revenues and profitability.

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

We also face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Recent entries into the property and casualty marketplace by large technology companies, retail companies, so-called “Insurtech” companies and other non-traditional insurance providers, who aim to leverage their technology, expertise, direct access to customers, access and ability to manipulate “big data,” use of artificial intelligence, speed in responding to customer requests and other developing opportunities, may increase competition. Increased competition could make it difficult for us to obtain new or retain existing customers. It could also result in increasing our service, administrative, policy acquisition or general expenses as we seek to distinguish our products and services from those of our competitors. In addition, our administrative, technology and management information systems’ expenditures could increase substantially as we try to maintain or improve our competitive position or keep up with evolving technology in order to deliver the same or similar customer or agency experience as those offered by our competitors.

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

Our long-term care pool accounts for the majority of our remaining accident and health reinsurance pool reserves. The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, future premium rates, the impact of policy inflation protection riders, and the interest rate used for discounting the future projected cash flows. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations.

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

Risks Related to Investments, Capital Markets and Economic Conditions

Other market fluctuations and difficult general economic, market and political conditions may also negatively affect our business, profitability, investment portfolio, and the market value of our common stock.

It is difficult to predict the impact of a challenging economic environment on our business. In our Core Commercial and Specialty lines, a difficult economy in the past has resulted in reductions in demand for insurance products and services since there are more companies ceasing to do business and there are fewer business start-ups, particularly as businesses are affected by a decline in overall consumer and business spending, and also in lines of business where premium levels may be dependent upon payroll volumes and/or employment levels. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. In the past, during difficult economic times, we have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Additionally, during periods of economic uncertainty, our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents, and we have experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically, in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses.

At December 31, 2023, we held approximately $9.2 billion of investment assets in categories such as fixed maturities, limited partnerships, commercial mortgage loans, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, changing government policies, including monetary policies, and geopolitical risks (which may include the impact of terrorism in various parts of the world, pandemic events, and hostilities in the Middle East and Ukraine). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

Debt securities comprise a material portion of our investment portfolio. Although we have an investment strategy that provides for asset diversification, the concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot provide assurance that impairment charges will not be necessary in the future. In addition, evaluation of fixed income securities for credit-related impairment losses includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. In response to growing inflation, monetary policies in developed economies have tightened. Tighter financial conditions pose a challenge to the economy and may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Also, the effects of geo-political developments and conditions in global financial markets could change rapidly in ways that we cannot anticipate, resulting in additional realized and unrealized losses.

Market conditions also affect the value of assets under our employee pension plans, including our qualified defined benefit plan. The expense or benefit related to this plan results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2023, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by $14.6 million at December 31, 2023. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2023, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences and behaviors, could result in a need to fund more into the qualified plan to maintain an appropriate funding level.

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

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain, particularly in light of monetary tightening, inflationary pressures and potential recessionary impacts on the economy. Market uncertainty could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations upon sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Changes in these subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur impairment losses that would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity and capital position. Impairment determinations, like valuations, are also subjective, and changes to the methodologies, estimates, assumptions and judgments used to determine impairments may affect the timing and amount of impairment losses recognized in our results of operations. Temporary declines in the market value of our available-for-sale fixed maturities are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional impairment losses and/or unrealized or realized investment losses in the future.

We invest a portion of our portfolio in limited partnerships, common stocks, and preferred stocks. The value of these assets fluctuates with the equity markets, and for certain limited partnerships, the real estate markets. Particularly in times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and, to a lesser extent, real estate market conditions which may adversely affect our results of operations, financial position or cash flows.

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and, to a lesser extent, real estate market conditions. Significant declines in equity prices and real estate market conditions, changes in interest rates, and changes in credit spreads each could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in market yields would reduce the fair value of our investment portfolio, but it provides the opportunity to earn higher rates of return on funds reinvested. A decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our investment portfolio is invested primarily in high quality, investment-grade fixed income securities. However, we also invest in non-investment-grade high-yield fixed income securities, limited partnerships, and commercial mortgage loans. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. The issuers of high-yield fixed income securities, limited partnerships that hold equity ownership positions in real properties and invest in debt secured by real properties, and borrowers under the commercial mortgage loans we make may be affected by downturns in the economy or real estate values and may default on their obligations to us. Additionally, reported values of our investments do not necessarily reflect the lowest current market price for the asset, and if we require significant amounts of cash on short notice, we may have difficulty selling our investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. While we have procedures to monitor the credit risk and liquidity of our invested assets, we expect from time to time, and particularly in periods of economic weakness, to experience default losses in our portfolio. This would result in a corresponding reduction of net income, capital and cash flows.

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

To the extent that our existing capital is insufficient or unavailable to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Portions of our existing debt mature in 2025 through 2027. Any future equity or debt financing, if available, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences, and privileges that are senior to our common stock. If we are not able to obtain additional capital as necessary, our business, results of operations and financial condition could be adversely affected.

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

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 1C–CYBERSECURITY

Risk Management and Strategy

Our business operations and strategy are highly dependent on our ability, and the ability of certain third parties, to access internal and external systems and data to perform necessary business functions. We are heavily reliant on data and information, including non-public information, as well as technology systems that process and store such data and information, the integrity and functionality of which are critical to our ability to grow our business, operate efficiently, and generate earnings. As discussed in further detail in “Risk Factors” in Part I – Item 1A, and like others in the financial services industry, we have from time to time experienced, and are likely to continue to experience, security events and data intrusions, and while none of these events to date have had a material adverse effect on our business, no assurances can be made that such attacks or security events will not have a material adverse impact on our business, results of operations or financial condition in the future, due to impairments in our ability to conduct our business or harm to our relationships with our business partners and customers.

We have established an enterprise-wide cybersecurity program that provides overall governance, direction and executive support for assessing, identifying and managing cybersecurity risks. Our cybersecurity program is based upon leading industry frameworks including the National Institute of Standards and Technology Cyber Security Framework, International Organization for Standardization, and Control Objectives for Information and Related Technologies. Our cybersecurity program is designed to identify relevant assets and associated risks, protect against, detect, respond to and recover from cybersecurity events, and employs a “defense in depth” strategy that uses multiple security measures to protect the confidentiality, integrity, and availability of our systems and information assets. We continually assess our cybersecurity and threat detection capabilities, including our proficiency in identifying emerging tactics, techniques, and procedures of threat actors, and to enhance our ability to focus resources appropriately.

Our cybersecurity program incorporates ongoing risk management practices such as risk identification and the maintenance of a cyber risk register, threat intelligence tracking, identification and monitoring of key controls using key performance indicators, the performance of independent control effectiveness testing by internal audit, annual third-party risk assessments, external penetration testing, and cyber incident response exercises. Our cybersecurity program also incorporates processes intended to help anticipate emerging technology innovation, utilizing a security capability map as a resource in combination with our cyber risk and enterprise risk assessment processes, to inform and prioritize investment decision-making in connection with the cybersecurity program. Additionally, we collaborate with industry associations, government authorities, peers and external advisors to monitor the threat environment and to inform our security practices, including for industry best practices for cybersecurity programs and capabilities, incident response processes, legal and regulatory developments, and experiential guidance. Our cybersecurity risk management activities are integrated in our overall enterprise risk management processes, so that cyber risks are assessed in the context of other risks relevant to our overall enterprise risk profile, to inform the organization’s decision-making and planning.

We have implemented a third-party risk management process that assesses the inherent risks of third-party service providers and informs our engagement, contracting with, and oversight of such parties. Through this process, our information security personnel, in collaboration with our vendor management operations, evaluate the information security and business continuity capabilities, risks and vulnerabilities, of prospective and existing service providers.

We manage information security incidents pursuant to a documented incident response plan executed by an incident response team consisting of senior leaders and their team members who are integral to effective incident response management, including but not limited to representatives from information security, legal, compliance, risk management, communications, facilities, operations, marketing and distribution, finance, and human resources, as well as external, nationally recognized legal and forensics resources who are familiar with our operations and incident response team, and who routinely participate in our tabletop training. We employ a formal incident escalation process based on the nature of the incident and its risk severity, for alerting and engaging with executive leadership and members of our Audit Committee and Board of Directors. The incident response plan includes processes integrated with our business continuity and emergency response plans.

Governance

Our Board of Directors monitors the major risks we face, including cybersecurity and operational risks, and reviews management’s plans for mitigating or remediating such risks. The Board has designated the Audit Committee, which oversees controls for our major risk exposures, to have principal responsibility for monitoring management’s cybersecurity risk management program and associated risks. The Audit Committee reviews management’s overall approach to managing and mitigating our exposure to data security and privacy risks, and reviews information technology’s program to monitor and assess data security and the related efforts associated with cybersecurity, considering, among other things, emerging cybersecurity developments and threats. Our Chief Information Security Officer (“CISO”) and Chief Information and Innovation Officer (“CIIO”) provide regular reports and update briefings on cybersecurity matters to the Audit Committee. The topics covered by these briefings routinely include a review of top cybersecurity threats and exploits, a review of the recurring internal risk assessments and annual cyber risk assessment performed by third parties, key updates to the cyber risk management program, cybersecurity risk-mitigating controls, strategic planning considerations, security and infrastructure investments, regulatory and compliance updates, and cybersecurity incident updates, among other topics.

Our CISO is a certified information security manager, and has primary responsibility for our cybersecurity program, and the management and oversight of our information security department. Our CISO has more than 20 years of experience in information technology, including 13 years of cybersecurity experience, all of which has been in the property and casualty insurance industry. We have a diverse information security team with varying backgrounds, years of experience and levels of information security certification. Our CISO reports directly to our CIIO, who reports directly to our Chief Executive Officer (“CEO”). The CISO and CIIO routinely inform and advise executive management of salient aspects of our cybersecurity program, and developments related to key risks, threats and data incidents, addressing in further detail the matters noted above that are reported to the Audit Committee. Members of the information security team participate in our Enterprise Risk Management Group consisting of senior leaders who meet regularly to assess new and emerging risks to the organization, including cybersecurity risks.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG.” On February 20, 2024, we had approximately 13,583 shareholders of record and 35,821,003 shares of common stock outstanding. On the same date, the trading price of our common stock was $134.32 per share.

DIVIDENDS

We currently expect that quarterly cash dividends, comparable to the $0.85 per share dividend we paid in the fourth quarter of 2023, will continue to be paid in the future; however, the payment of future quarterly cash or special dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 11 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a stock repurchase program in 2018, with subsequent increases to this authorization in both 2019 and 2021, which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2023, we did not repurchase any shares under this program. As of December 31, 2023, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

Shares purchased in the fourth quarter of 2023 were as follows:

PERIOD	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2023	519	$112.30	—	$330
November 1 - 30, 2023	105	124.30	—	330
December 1 - 31, 2023	1,748	125.08	—	330
Total	2,372	$122.25	—	$330

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended October 31, November 30 and December 31, 2023.

ITEM 6–[RESERVED]

0ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”) for the years ended December 31, 2023 and 2022. This discussion and analysis includes comparative information between 2023 and 2022. Comparisons between 2022 and 2021 have been omitted from this Annual Report on Form 10-K; however, these comparisons may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023. This discussion should also be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

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

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. For important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” in Part I – Item 1A.

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

Net income was $35.3 million in 2023, compared to $116.0 million in 2022, a decrease of $80.7 million, primarily due to lower after-tax operating results, partially offset by reduced losses from changes in the fair value of equity securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $105.6 million in 2023 compared to $285.1 million in 2022, a decrease of $179.5 million. This decrease was primarily due to higher catastrophe losses in our Personal Lines segment, partially offset by an improvement in current accident year underwriting results in both our Core Commercial and Specialty segments, higher net investment income and earned premium growth. The higher catastrophe losses were primarily due to multiple convective storms across many states, particularly in the Midwest, during 2023. Hail and wind damage represented the majority of reported losses, primarily impacting our Personal Lines business.

Pre-tax catastrophe losses were $690.1 million in 2023, compared to $402.6 million in 2022, an increase of $287.5 million. Net favorable development on prior years’ loss reserves was $15.9 million in 2023, compared to $20.6 million in 2022, a decrease of $4.7 million.

Core Commercial

Core Commercial includes two businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 5.4% in 2023, compared to the same period in 2022, primarily driven by renewal price increases. Underwriting results increased in 2023, primarily due to an increase in current accident year underwriting profit and lower catastrophe losses, partially offset by unfavorable development on prior years’ loss reserves. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 4.0% in 2023, compared to 2022, primarily due to renewal price increases, partially offset by lower retention driven by underwriting actions. Underwriting results increased in 2023, primarily due to higher favorable development on prior years’ loss reserves and an increase in current accident year underwriting profit. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 7.9% in 2023, compared to 2022, primarily due to renewal price increases, partially offset by decreased new business. Underwriting results decreased in 2023, primarily due to higher catastrophe losses.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and our run-off voluntary assumed property and casualty pools, run-off direct asbestos and environmental, and product liability businesses.

We report interest expense on debt separately from the earnings of our operating segments. This consists primarily of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2023 Compared to 2022

Consolidated net income was $35.3 million in 2023, compared to $116.0 million in 2022, a decrease of $80.7 million. The year-over-year comparison of consolidated net income reflects lower operating income, partially offset by lower after-tax net realized and unrealized investment losses of $58.2 million primarily related to the change in the fair value of equity securities. Operating income before interest expense and income taxes was $105.6 million in 2023, compared to $285.1 million in 2022, a decrease of $179.5 million. This decrease was primarily due to higher catastrophe losses, most significantly in our Personal Lines, partially offset by an improvement in current accident year underwriting results in both our Core Commercial and Specialty segments, higher net investment income and earned premium growth.

The following table reflects operating income (loss) before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Operating income (loss) before interest expense and income taxes:
Core Commercial	$167.2	$106.9	$138.0
Specialty	243.5	186.0	131.9
Personal Lines	(304.3)	(8.8)	158.5
Other	(0.8)	1.0	3.9
Operating income before interest expense and income taxes	105.6	285.1	432.3
Interest expense on debt	(34.1)	(34.1)	(34.0)
Operating income before income taxes	71.5	251.0	398.3
Income tax expense on operating income	(15.3)	(51.1)	(80.0)
Operating income	56.2	199.9	318.3
Non-operating items:
Net realized and unrealized investment gains (losses)	(32.5)	(106.5)	123.0
Other	2.1	(0.5)	—
Income tax benefit (expense) on non-operating items	7.7	23.9	(21.3)
Income from continuing operations, net of taxes	33.5	116.8	420.0
Discontinued operations (net of taxes):
Income from Chaucer business	1.2	—	1.2
Income (loss) from discontinued life businesses	0.6	(0.8)	1.6
Net income	$35.3	$116.0	$422.8

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

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Operating revenues:
Net premiums written	$5,810.2	$5,476.5	$4,993.4
Net premiums earned	$5,663.1	$5,252.3	$4,770.2
Net investment income	332.1	296.3	310.7
Other income	30.8	26.5	23.9
Total operating revenues	6,026.0	5,575.1	5,104.8
Losses and operating expenses:
Losses and LAE	4,134.6	3,623.4	3,134.2
Amortization of deferred acquisition costs	1,176.0	1,093.2	982.7
Other operating expenses	609.8	573.4	555.6
Total losses and operating expenses	5,920.4	5,290.0	4,672.5
Operating income before interest expense and income taxes	$105.6	$285.1	$432.3

2023 Compared to 2022

Operating income before interest expense and income taxes was $105.6 million for the year ended December 31, 2023, compared to $285.1 million for the year ended December 31, 2022, a decrease of $179.5 million. This decrease was primarily due to higher catastrophe losses in our Personal Lines segment, partially offset by an improvement in current accident year underwriting results in both our Core Commercial and Specialty segments, higher net investment income and earned premium growth. The higher catastrophe losses were primarily due to multiple convective storms across many states, particularly in the Midwest, during 2023. Hail and wind damage represented the majority of reported losses, primarily impacting our Personal Lines business.

Net premiums written increased $333.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The improvement in net premiums written was primarily due to renewal price increases.

PREMIUM PRODUCTION AND UNDERWRITING RESULTS

The following tables summarize premiums written on a gross and net basis, net premiums earned and, catastrophe loss, loss and LAE (including catastrophe losses), expense, and combined ratios for our Core Commercial, Specialty and Personal Lines segments. Loss and LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items were not meaningful for our Other segment.

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,394.4	$2,107.0	$2,060.3	8.3	65.8	33.2	99.0
Specialty	1,537.3	1,293.3	1,274.2	3.4	50.7	35.5	86.2
Personal Lines	2,501.2	2,409.9	2,328.6	20.4	91.6	25.5	117.1
Total	$6,432.9	$5,810.2	$5,663.1	12.2	73.0	30.5	103.5

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,276.3	$1,999.9	$1,950.5	9.9	68.5	32.7	101.2
Specialty	1,500.1	1,243.7	1,189.0	2.8	54.0	35.3	89.3
Personal Lines	2,304.4	2,232.9	2,112.8	8.3	77.8	26.5	104.3
Total	$6,080.8	$5,476.5	$5,252.3	7.7	69.0	30.8	99.8

	YEAR ENDED DECEMBER 31, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,099.5	$1,864.8	$1,810.9	9.7	67.4	32.9	100.3
Specialty	1,349.4	1,118.9	1,029.9	5.0	57.4	35.5	92.9
Personal Lines	1,895.4	2,009.7	1,929.4	9.1	68.5	27.7	96.2
Total	$5,344.3	$4,993.4	$4,770.2	8.4	65.7	31.3	97.0

The following tables summarize net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Core Commercial, Specialty and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,107.0	65.8	8.3
Specialty	1,293.3	50.7	3.4
Personal Lines:
Personal automobile	1,404.2	81.3	2.5
Homeowners & Other	1,005.7	106.1	46.1
Total Personal Lines	2,409.9	91.6	20.4
Total	$5,810.2	73.0	12.2

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,999.9	68.5	9.9
Specialty	1,243.7	54.0	2.8
Personal Lines:
Personal automobile	1,317.2	77.3	0.7
Homeowners & Other	915.7	78.6	19.8
Total Personal Lines	2,232.9	77.8	8.3
Total	$5,476.5	69.0	7.7

	YEAR ENDED DECEMBER 31, 2021
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,864.8	67.4	9.7
Specialty	1,118.9	57.4	5.0
Personal Lines:
Personal automobile	1,230.4	66.0	1.6
Homeowners & Other	779.3	72.6	21.3
Total Personal Lines	2,009.7	68.5	9.1
Total	$4,993.4	65.7	8.4

The following tables summarize GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2023
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$192.6	$167.2	$90.0	$—	$449.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(4.7)	48.8	(25.9)	(2.3)	15.9
Prior year favorable (unfavorable) catastrophe development	6.7	8.3	(15.0)	—	—
Current year catastrophe losses	(178.0)	(51.4)	(460.7)	—	(690.1)
Underwriting profit (loss)	16.6	172.9	(411.6)	(2.3)	(224.4)
Net investment income	151.8	71.1	96.8	12.4	332.1
Fees and other income	4.7	6.4	16.7	3.0	30.8
Other operating expenses	(5.9)	(6.9)	(6.2)	(13.9)	(32.9)
Operating income (loss) before interest expense and income taxes	$167.2	$243.5	$(304.3)	$(0.8)	$105.6

	YEAR ENDED DECEMBER 31, 2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$154.7	$137.9	$80.0	$—	$372.6
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	10.3	19.5	(8.0)	(1.2)	20.6
Prior year favorable (unfavorable) catastrophe development	17.3	8.7	(14.0)	—	12.0
Current year catastrophe losses	(211.0)	(41.4)	(162.2)	—	(414.6)
Underwriting profit (loss)	(28.7)	124.7	(104.2)	(1.2)	(9.4)
Net investment income	136.2	62.1	86.8	11.2	296.3
Fees and other income	4.0	5.4	14.1	3.0	26.5
Other operating expenses	(4.6)	(6.2)	(5.5)	(12.0)	(28.3)
Operating income (loss) before interest expense and income taxes	$106.9	$186.0	$(8.8)	$1.0	$285.1

	YEAR ENDED DECEMBER 31, 2021
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$150.2	$105.0	$217.3	$—	$472.5
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	17.8	16.2	23.1	(1.0)	56.1
Prior year favorable catastrophe development	9.7	2.3	3.0	—	15.0
Current year catastrophe losses	(185.2)	(54.1)	(178.3)	—	(417.6)
Underwriting profit (loss)	(7.5)	69.4	65.1	(1.0)	126.0
Net investment income	146.5	62.9	89.4	11.9	310.7
Fees and other income	3.3	6.4	9.7	4.5	23.9
Other operating expenses	(4.3)	(6.8)	(5.7)	(11.5)	(28.3)
Operating income before interest expense and income taxes	$138.0	$131.9	$158.5	$3.9	$432.3

2023 Compared to 2022

Core Commercial

Core Commercial net premiums written were $2,107.0 million for the year ended December 31, 2023, compared to $1,999.9 million for the year ended December 31, 2022. The $107.1 million increase in net premiums written was primarily driven by renewal price increases.

Core Commercial underwriting profit for the year ended December 31, 2023 was $16.6 million, compared to an underwriting loss of $28.7 million for the year ended December 31, 2022, an improvement in underwriting results of $45.3 million. Catastrophe losses for the year ended December 31, 2023 were $171.3 million, compared to $193.7 million for the year ended December 31, 2022, a decrease of $22.4 million. Net unfavorable development on prior years’ loss reserves for the year ended December 31, 2023 was $4.7 million, compared to net favorable development of $10.3 million for the year ended December 31, 2022, an unfavorable change of $15.0 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $192.6 million for the year ended December 31, 2023, compared to $154.7 million for the year ended December 31, 2022. The $37.9 million increase in underwriting results was primarily driven by lower current accident year losses, relative to earned premiums, in our commercial multiple peril line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $1,293.3 million for the year ended December 31, 2023, compared to $1,243.7 million for the year ended December 31, 2022. The $49.6 million increase in net premiums written was primarily due to renewal price increases, partially offset by lower retention driven by underwriting actions.

Specialty underwriting profit for the year ended December 31, 2023 was $172.9 million, compared to $124.7 million for the year ended December 31, 2022, an increase of $48.2 million. Catastrophe losses for the year ended December 31, 2023 were $43.1 million, compared to $32.7 million for the year ended December 31, 2022, an increase of $10.4 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2023 was $48.8 million, compared to $19.5 million for the year ended December 31, 2022, an increase of $29.3 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $167.2 million for the year ended December 31, 2023, compared to $137.9 million for the year ended December 31, 2022. The $29.3 million increase in underwriting results was primarily due to lower current accident year losses, relative to earned premium, in our marine line, and earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $2,409.9 million for the year ended December 31, 2023, compared to $2,232.9 million for the year ended December 31, 2022. The $177.0 million increase in net premiums written was primarily driven by renewal price increases, partially offset by decreased new business.

Net premiums written in the personal automobile line of business for the year ended December 31, 2023 were $1,404.2 million, compared to $1,317.2 million for the year ended December 31, 2022, an increase of $87.0 million. Personal automobile policies in force decreased by 2.2%. Net premiums written in the homeowners and other lines of business for the year ended December 31, 2023 were $1,005.7 million, compared to $915.7 million for the year ended December 31, 2022, an increase of $90.0 million. Homeowners policies in force decreased by 1.4%.

Personal Lines underwriting loss for the year ended December 31, 2023 was $411.6 million, compared to $104.2 million for the year ended December 31, 2022, a decrease in underwriting results of $307.4 million. Catastrophe losses for the year ended December 31, 2023 were $475.7 million, compared to $176.2 million for the year ended December 31, 2022. The $299.5 million increase in catastrophe losses was primarily due to multiple convective storms across many states, particularly in the Midwest, during 2023. Hail and wind damage represented the majority of reported losses, the cost of which was affected by the inflationary environment. Net unfavorable development on prior years’ loss reserves for the year ended December 31, 2023 was $25.9 million, compared to $8.0 million for the year ended December 31, 2022, an unfavorable change of $17.9 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $90.0 million for the year ended December 31, 2023, compared to $80.0 million for the year ended December 31, 2022. The $10.0 million increase in underwriting results was primarily due to lower performance-based agency compensation expenses, and earned premium growth, partially offset by higher current accident year losses, relative to earned premiums, primarily in our personal automobile and homeowners lines.

We were able to obtain pricing increases of approximately 24% in our homeowners line and 13% in our automobile line in 2023 and believe that our ability to obtain pricing increases will continue. Consistent with our expectations, PIF declined in 2023 driven by lower new business, as our new business pricing is at levels at or above our renewal price increases. We are becoming more selective on new business quoting, where permissible, around certain geographies, driver and vehicle history, building and roof condition type, and by implementing changes to certain policy terms and conditions. As a result of our pricing and underwriting actions, Personal Lines PIF decreased in the second half of 2023. We expect our sequential PIF counts to continue to shrink into next year. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory environment. These factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had an operating loss of $0.8 million for the year ended December 31, 2023, compared to operating income of $1.0 million for the year ended December 31, 2022, a decrease of $1.8 million.

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

Management’s process for establishing loss reserves is comprehensive and involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution, and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2023 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2023 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

The IBNR reserve includes both a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, and a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves (i.e., net of estimated reinsurance recoverables), particularly for long-tail liability classes. In fact, approximately 51% of our aggregate net loss reserves at December 31, 2023 were for IBNR losses and loss expenses.

Critical Judgments and Key Assumptions

We determine the amount of our net loss reserves based on an estimation process that is complex and considers information from both company specific and industry data, as well as general economic and other information. The estimation process utilizes a combination of objective and subjective information, the blending of which requires significant professional judgment. There are various assumptions required, including future trends in frequency and severity of claims, operational changes in claim handling and case reserving practices, and trends related to general economic and social conditions. Informed judgments as to our ultimate exposure to losses are an integral component of our loss reserve estimation process.

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

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development.” Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $15.9 million and $20.6 million for the years ended December 31, 2023 and 2022, respectively, although there was some significant variance by segment. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years was zero for the year ended December 31, 2023 and developed favorably by $12.0 million for the year ended December 31, 2022. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2023 were $5.5 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations. Similarly, a one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $57 million impact on operating income, based on 2023 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim handling and claim reserving practices, changes in claim settlement patterns, regulatory and legislative actions, court actions, social inflation, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

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

We are also defendants in various litigation matters, including putative class actions, which may seek punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases is often highly unpredictable, could result in extending the time to settle, and could involve material unanticipated damage awards. We have experienced, and others in the industry have reported, increased attorney involvement in claims resulting in delayed claim settlements, and a trend toward higher valued settlements and litigation, all of which contribute to uncertainty regarding reserve estimates.

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

Short-tail classes consist principally of automobile physical and property damage, commercial property, homeowners property and marine business. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs. Consequently, the estimation of loss reserves for these classes is generally less complex. However, the estimation of loss reserves for these classes is more complex when there are rapid changes in the ultimate timing or future cost to settle the claims.

While we estimate that approximately half of our written premium is in, what we would characterize as, shorter-tail classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, third-party coverage and workers’ compensation. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal, political and social environments, the risk and expense of protracted litigation, and inflation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

Our carried reserves for each line of business and coverage are determined based on our quarterly loss reserving process. In making the determination, we consider numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy and political outlook, perceived anomalies in the historical results, and evolving trends or other factors. In doing so, we must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be partially or fully reflected in the carried loss reserves. In general, changes are made more quickly to reserves for more mature accident years and less volatile classes of business.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. Also, historically, we have observed more frequent and higher severity in workers’ compensation, bodily injury and other liability claims and more credit-related losses (for example, in our surety business) during periods of economic uncertainty or high unemployment. Economic and labor force dynamics have resulted in many experienced workers retiring from their positions, who have been replaced with newly skilled workers, which could result in more workplace accidents. Another example may be changes in driving behavior over time and the impacts to the make-up, complexity and severity of claims in the automobile lines of business. These, and other issues, could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims.

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

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes is also comprised of estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, our internal data regarding exposures related to the geographical location of the event and estimates of potential subrogation recoveries. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes and other severe wind storms and wildfires, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether wind storm losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage caused by flood, challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold or smoke damage, and the effects of numerous other considerations. Another example is the complication of estimating the cost of business interruption coverage on Core Commercial and Specialty policies. Estimates for catastrophes which occur at or near the end of a financial reporting period, may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

For events designated as catastrophes, we generally calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, aerial photographs of the affected area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. In addition, loss emergence from similar historical events is compared to the estimated IBNR for our current catastrophe events to help assess the reasonableness of our estimates. However, in some cases, it may be difficult to estimate certain catastrophe losses which are unique and do not have instances of historical precedence, such as the property damage arising from the 2020 riots and civil unrest during the year those events occurred.

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variations in net reserve estimates (i.e., net of estimated reinsurance recoverables) due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, then they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same periods. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result, and because there are so many other factors which affect our net reserve estimate, it would be inappropriate to take the amounts described below and simply add them together in an attempt to estimate volatility in total. While we believe these are reasonably possible scenarios, the following sensitivity analysis is not illustrative of a net reserve range.

•
Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $911.8 million as of December 31, 2023. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 3% changed to 8% or -2%) in the embedded inflation rate would have changed total reserves by approximately $124 million, either positive or negative, at December 31, 2023.
•
Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $104.6 million as of December 31, 2023, of which approximately 91% relate to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 6% changed to 11% or 1%) and a one point change to the tail factor assumption (e.g., 1% changed to 0% or 2%) would have changed total reserves by approximately $40 million, either positive or negative, at December 31, 2023.
•
Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $475.0 million as of December 31, 2023. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 4% changed to 9% or -1%) and a one point change to the tail factor assumption (e.g., 2% changed to 1% or 3%) would have changed total reserves by approximately $179 million, either positive or negative, at December 31, 2023.
•
Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were approximately $1.2 billion as of December 31, 2023. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $147 million, either positive or negative, at December 31, 2023.
•
Specialty Programs – loss reserves recorded for Hanover Programs were $318.0 million as of December 31, 2023. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers’ compensation coverages, as well as the tail factor selection for workers’ compensation. A five point change to the embedded inflation rate for the aforementioned coverages (e.g., 4% changed to 9% or -1%), and a one point change in the workers’ compensation tail factor on Hanover Programs (e.g., 0.1% changed to 1.1% or -0.9%) would have changed total reserves by approximately $61 million, either positive or negative, at December 31, 2023.

Carried Reserves and Reserve Rollforward
The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,012.6	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8	1,641.6
Net reserve for losses and LAE, beginning of year	5,264.0	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	4,150.5	3,656.0	3,205.3
Prior year non-catastrophe development	(15.9)	(20.6)	(56.1)
Prior year catastrophe development	—	(12.0)	(15.0)
Total incurred losses and LAE	4,134.6	3,623.4	3,134.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	2,037.9	1,578.9	1,464.1
Prior years	1,847.6	1,534.3	1,298.7
Total payments	3,885.5	3,113.2	2,762.8
Net reserve for losses and LAE, end of year	5,513.1	5,264.0	4,753.8
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6	1,693.8
Gross reserve for losses and LAE, end of year	$7,308.1	$7,012.6	$6,447.6

The following table summarizes the gross reserve for losses and LAE by line of business and division.

DECEMBER 31	2023	2022	2021
(in millions)
Commercial multiple peril	$1,565.7	$1,556.6	$1,338.4
Workers’ compensation	738.3	735.0	698.5
Commercial automobile	501.5	477.7	473.1
Other core commercial	662.9	581.6	481.0
Total Core Commercial	3,468.4	3,350.9	2,991.0
Specialty Property & Casualty	869.9	820.6	798.6
Professional and Executive Lines	551.1	529.3	494.9
Marine	130.9	136.0	122.5
Surety and Other	73.6	112.2	106.0
Total Specialty	1,625.5	1,598.1	1,522.0
Personal automobile	1,681.6	1,633.2	1,590.7
Homeowners and Other	467.2	364.9	277.7
Total Personal Lines	2,148.8	1,998.1	1,868.4
Total Other	65.4	65.5	66.2
Total loss and LAE reserves	$7,308.1	$7,012.6	$6,447.6

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella, and monoline property. “Specialty Property & Casualty” includes program business, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. “Professional and Executive Lines” includes professional and management liability, fidelity and crime, and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off voluntary assumed property and casualty reinsurance pools business, and our run-off direct asbestos and environmental, and product liability businesses.

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

The following table summarizes prior year (favorable) unfavorable development by segment:

DECEMBER 31	2023			2022			2021
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$4.7	$(6.7)	$(2.0)	$(10.3)	$(17.3)	$(27.6)	$(17.8)	$(9.7)	$(27.5)
Specialty	(48.8)	(8.3)	(57.1)	(19.5)	(8.7)	(28.2)	(16.2)	(2.3)	(18.5)
Personal Lines	25.9	15.0	40.9	8.0	14.0	22.0	(23.1)	(3.0)	(26.1)
Other	2.3	—	2.3	1.2	—	1.2	1.0	—	1.0
Total prior year favorable development	$(15.9)	$—	$(15.9)	$(20.6)	$(12.0)	$(32.6)	$(56.1)	$(15.0)	$(71.1)

Catastrophe Loss Development

In 2023, prior year catastrophe loss development was zero in total. The lower than expected losses in Specialty and Core Commercial were offset by higher than expected losses in Personal Lines that were primarily related to 2022 Winter Storm Elliot. In 2022, favorable catastrophe development was $12.0 million, primarily due to lower than expected losses related to 2021 hurricane Ida.

2023 Loss and LAE Development, excluding catastrophes

In 2023, net favorable loss and LAE development, excluding catastrophes, was $15.9 million. Specialty favorable development of $48.8 million was primarily due to lower than expected losses of $36.8 million within our Professional and Executive Lines division, notably in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in our surety line. Personal Lines unfavorable development of $25.9 million was primarily due to higher than expected losses in our personal automobile line of $15.4 million and our standalone personal umbrella coverage of $13.4 million, partially offset by lower than expected losses in our homeowners line. The higher than expected losses in our personal automobile line were primarily within bodily injury coverages in accident years 2018, 2019 and 2022, and within property damage coverages in accident years 2021 and 2022, partially offset by lower than expected losses within personal injury protection coverages in accident years 2021 and 2022. The higher than expected losses within our standalone personal umbrella coverage were primarily in accident years 2021 and 2022. Core commercial unfavorable development of $4.7 million was primarily due to higher than expected losses in our commercial automobile line of $16.3 million, our commercial umbrella coverage of $10.4 million and, to a lesser extent, in our general liability and commercial multiple peril lines. This unfavorable development was substantially offset by lower than expected losses in our workers’ compensation line of $35.4 million. The higher than expected losses in our commercial automobile line were driven by higher bodily injury and personal injury protection losses in accident years 2014 through 2019 and 2022, partially offset by lower than expected losses in accident years 2020 and 2021. The higher than expected losses in our commercial umbrella coverage were primarily in accident years 2016 through 2019 and 2022. The lower than expected losses in our workers’ compensation line were primarily in accident years 2013 through 2021.

2022 Loss and LAE Development, excluding catastrophes

In 2022, net favorable loss and LAE development, excluding catastrophes, was $20.6 million. Core Commercial favorable development of $10.3 million was primarily due to lower than expected losses of $32.1 million within the workers’ compensation line in accident years 2013 through 2018 and 2020. This was partially offset by higher than expected losses of $18.2 million in our commercial automobile line driven by higher bodily injury and personal injury protection loss adjustment expenses and loss severity in accident years 2016, 2018, 2019, and 2021 due in part to an increased rate of litigated claims. Specialty favorable development of $19.5 million was primarily due to lower than expected losses of $25.1 million within our Professional and Executive Lines division, lower than expected losses of $14.5 million in our surety line, and lower than expected losses in our Marine division, partially offset by higher than expected losses of $27.4 million in our Specialty P&C division. Within Specialty P&C, higher than expected losses of $32.9 million in program business were partially offset by lower than expected losses in our specialty industrial line. The higher losses in program business were primarily driven by general liability coverages, the majority of which relate to programs that are in run-off and those for which we have initiated non-renewal. Personal Lines unfavorable development of $8.0 million was primarily due to higher than expected losses in our homeowners line, primarily in accident year 2021. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

Asbestos and Environmental Reserves

As of December 31, 2023, we had $12.4 million of net asbestos and environmental reserves, comprised of $10.3 million of direct reserves and $2.1 million of assumed reinsurance pool reserves. This compares to net reserves of $11.9 million as of December 31, 2022. Ending loss and LAE reserves for all direct business written by our insurance companies related to asbestos and environmental damage liability were $10.3 million and $9.8 million, net of reinsurance of $16.9 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively. Activity for our direct asbestos and environmental reserves was not significant to our 2023 or 2022 financial results. As a result of our historical direct underwriting mix of Core Commercial and Specialty policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been, and may continue to be, subject to claims related to these exposures.

In addition to reserves we carry to cover exposure in our direct business, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability. As of December 31, 2023, we had $30.3 million of gross reserves and $2.1 million of net reserves for assumed reinsurance pool business. This compares to $30.5 million of gross loss and LAE reserves and $2.1 million of net loss and LAE reserves at December 31, 2022. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves relates to our participation in the ECRA voluntary pool. In 1982, the pool was dissolved and since that time, the business has been in run-off. During 2021, we entered into an agreement to transfer our ECRA pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations written during the period 1950 to 1982. This transaction had no significant impact on our 2021 results of operations. This reinsurance arrangement does not relieve us from our obligations to policyholders and a failure of the reinsurer to honor their obligations could result in losses to us. The reinsurer is pursuing a novation for our ECRA claim liability participations which, if achieved, would relieve us from our obligations to policyholders. If the reinsurer is unable to achieve this novation then we have the option to cancel this reinsurance arrangement.

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

Reinsurance Recoverables

Reinsurance recoverables were $2,056.1 million and $1,964.5 million at December 31, 2023 and December 31, 2022, respectively, of which $162.0 million and $111.1 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $72.2 million and $50.7 million at December 31, 2023 and December 31, 2022, respectively, and billable non-MCCA reinsurance recoverables totaled $89.8 million and $60.4 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, there were no billed balances outstanding greater than 90 days.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2023	2022	2021
(dollars in millions)
Fixed maturities	$283.2	$239.3	$216.9
Limited partnerships	30.0	35.7	68.2
Mortgage loans	15.8	16.1	18.0
Equity securities	6.4	12.0	15.6
Other investments	10.6	4.6	3.0
Investment expenses	(13.9)	(11.4)	(11.0)
Net investment income	$332.1	$296.3	$310.7
Earned yield, fixed maturities	3.36%	3.04%	2.99%
Earned yield, total portfolio	3.50%	3.29%	3.70%

The increase in net investment income in 2023 was primarily due to the impact of higher new money yields and the continued investment of operational cashflows, partially offset by lower partnership income. Income from partnerships can vary significantly from year to year based on the performance in the underlying portfolios. In 2023, partnership results primarily reflected lower private equity and real estate partnership returns, partly offset by a benefit from a real estate property sale in a tax credit partnership.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2023		2022
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,985.3	86.5%	$7,481.8	84.9%
Limited partnerships and other investments	425.5	4.6	397.5	4.5
Mortgage and other loans	371.4	4.0	388.6	4.4
Equity securities, at fair value	130.9	1.5	241.9	2.7
Cash and cash equivalents	316.1	3.4	305.0	3.5
Total cash and investments	$9,229.2	100.0%	$8,814.8	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $414.4 million, or 4.7%, for the year ended December 31, 2023 as compared to December 31, 2022, primarily due to continued investment of cashflows from operations and net market value appreciation, partially offset by the funding of financing activities, including our dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31		2023
(in millions)
Investment Type	Weighted Average Quality	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$512.9	$462.6	$(50.3)	$8.4
Foreign government	BBB+	2.2	2.2	—	0.1
Municipals:
Taxable	AA	1,255.4	1,128.8	(126.6)	36.1
Tax-exempt	AA+	53.9	56.4	2.5	3.2
Corporate	BBB+	4,051.9	3,849.7	(202.2)	132.2
Asset-backed:
Residential mortgage-backed	AA+	1,435.6	1,310.9	(124.7)	16.8
Commercial mortgage-backed	AAA	890.3	818.2	(72.1)	15.6
Other asset-backed	AA	371.7	356.5	(15.2)	11.7
Total fixed maturities	A+	$8,573.9	$7,985.3	$(588.6)	$224.1

The change in net unrealized loss on fixed maturities was primarily due to the reversal of losses as securities approach maturity and, to a lesser extent, tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2023			2022
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$6,109.6	$5,661.8	70.9%	$5,761.4	$5,192.4	69.4%
2	Baa	2,061.5	1,918.5	24.0	2,177.1	1,949.4	26.1
3	Ba	166.7	168.6	2.1	160.3	153.4	2.0
4	B	194.7	196.5	2.5	178.9	171.3	2.3
5	Caa and lower	24.8	22.6	0.3	15.0	14.2	0.2
6	In or near default	16.6	17.3	0.2	1.8	1.1	—
Total fixed maturities		$8,573.9	$7,985.3	100.0%	$8,294.5	$7,481.8	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 96% of our fixed maturity portfolio consisted of investment-grade securities at December 31, 2023 and 2022, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk.” Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2023			2022
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,967.9	$1,935.6	24.2%	$1,614.2	$1,580.3	21.1%
2-4 years	2,351.6	2,265.8	28.4	2,170.6	2,056.8	27.5
4-6 years	2,180.4	2,024.2	25.4	2,044.2	1,850.6	24.8
6-8 years	1,756.3	1,499.6	18.8	2,004.3	1,638.7	21.9
8-10 years	168.0	139.1	1.7	339.5	263.6	3.5
10+ years	149.7	121.0	1.5	121.7	91.8	1.2
Total fixed maturities	$8,573.9	$7,985.3	100.0%	$8,294.5	$7,481.8	100.0%
Weighted average duration		3.9			4.3

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

IMPAIRMENTS

For the years ended December 31, 2023 and 2022, we recognized net impairments of $18.0 million and $16.7 million, respectively. In 2023, impairments consisted of $11.1 million on fixed maturities, primarily intent to sell securities in the finance sector, and $6.9 million of credit losses on mortgage loans. In 2022, impairments consisted primarily of losses on intent to sell fixed maturity securities due to a transfer of certain investment management responsibilities to an external manager.

At December 31, 2023 and 2022, the allowance for credit losses on mortgage loans was $10.0 million and $3.2 million, respectively, and the allowance for credit losses on available-for-sale securities was $1.9 million and $2.1 million, respectively.

The carrying value of fixed maturity securities on non-accrual status at December 31, 2023 was $14.8 million, and there were no fixed maturity securities on non-accrual status at December 31, 2022. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2023 and December 31, 2022. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2023 were $624.7 million, a decrease of $193.0 million compared to December 31, 2022, primarily attributable to the reversal of losses as securities approach maturity and, to a lesser extent, tighter credit spreads. At December 31, 2023, gross unrealized losses consisted primarily of $225.1 million on corporate fixed maturities, $130.2 million on residential mortgage-backed securities, $129.6 million on municipals, $72.2 million on commercial mortgage-backed securities and $51.7 million on U.S. government securities. See also Note 2 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2023 and 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2023	2022
(in millions)
Due in one year or less	$4.6	$2.4
Due after one year through five years	96.9	108.9
Due after five years through ten years	271.9	382.0
Due after ten years	33.0	67.6
	406.4	560.9
Mortgage-backed and asset-backed securities	218.3	256.8
Total fixed maturities	$624.7	$817.7

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

During the year, the Federal Reserve (“the Fed”) increased the target range for the federal funds rate to a range of 5.25% to 5.50%, but has held rates steady since July. While inflation remains higher than the Fed’s long-term target of two percent, the U.S. economy has shown resilience and unemployment remains low. Tighter financial conditions pose a challenge to the U.S. economy and may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Geopolitical risks also create economic uncertainty, the extent of which is unknown. Although we perform rigorous credit analysis on our fixed income investments, it is difficult to foresee which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The valuation of the investment portfolio is subject to risk resulting from interest rate fluctuations, which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed maturity sector, which comprises approximately 87% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs.

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

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2023 and 2022 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$1,100	$1,170	$1,240	$1,311	$1,380	$1,445	$1,495
Municipal securities	1,020	1,070	1,125	1,185	1,245	1,310	1,375
All other fixed maturity securities	4,960	5,125	5,305	5,489	5,685	5,885	6,095
Total December 31, 2023	$7,080	$7,365	$7,670	$7,985	$8,310	$8,640	$8,965
Total December 31, 2022	$6,595	$6,875	$7,170	$7,482	$7,810	$8,145	$8,480

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment grade fixed income securities across various sectors including U.S. government, municipal, corporate, residential and commercial mortgage-backed securities and other asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt that is subject to interest rate risk, which was issued at fixed interest rates between 2.50% and 8.207%.

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $13 million at December 31, 2023 and approximately $24 million at December 31, 2022, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2023	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment gains (losses)	$(15.6)	$(7.3)	$(9.7)	$0.1	$—	$(32.5)
Other non-operating items	—	—	0.2	1.9	—	2.1
Discontinued Chaucer business, net of taxes	—	—	—	—	1.2	1.2
Discontinued life businesses, net of taxes	—	—	—	—	0.6	0.6

2022
Net realized and unrealized investment gains (losses)	$(50.7)	$(23.1)	$(33.2)	$0.5	$—	$(106.5)
Other non-operating items	—	—	—	(0.5)	—	(0.5)
Discontinued life businesses, net of taxes	—	—	—	—	(0.8)	(0.8)

2021
Net realized and unrealized investment gains (losses)	$62.5	$26.9	$37.8	$(4.2)	$—	$123.0
Discontinued Chaucer business, net of taxes	—	—	—	—	1.2	1.2
Discontinued life businesses, net of taxes	—	—	—	—	1.6	1.6

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment losses were $32.5 million in 2023 compared to net realized and unrealized investment losses of $106.5 million in 2022. Net realized and unrealized investment losses in 2023 were primarily due to $18.0 million of impairment losses and, to a lesser extent, net realized investment losses from sales of fixed maturities and net depreciation in the fair value of equity securities. Net realized and unrealized investment losses in 2022 were primarily due to $63.3 million of net depreciation in the fair value of equity securities, $26.7 million of net realized investment losses from sales of fixed maturities and, to a lesser extent, impairment losses primarily on intent to sell fixed maturity securities.

INCOME TAXES

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

The provision for income taxes from continuing operations was an expense of $7.6 million and $27.2 million in 2023 and 2022, respectively. These amounts resulted in consolidated effective tax rates of 18.5% and 18.9% on pre-tax income for 2023 and 2022, respectively. The provisions in 2023 and 2022 reflect benefits related to tax planning strategies implemented in prior years of $1.3 million and $1.4 million, respectively. The provisions in 2023 and 2022 also included excess tax benefits related to stock-based compensation of $1.1 million and $3.2 million, respectively. In addition, the provision for 2023 includes a benefit related to the release of prior years’ uncertain tax position of $0.9 million. Absent these items, the provision for income taxes for 2023 and 2022 would have been expenses of $10.9 million, or 26.5%, and $31.8 million, or 22.1%, respectively. The higher effective tax rate in 2023 is primarily due to lower income from continuing operations in the current year.

The income tax provision on operating income was an expense of $15.3 million and $51.1 million for 2023 and 2022, respectively. These provisions resulted in effective tax rates for operating income of 21.4% and 20.4%, respectively. The provisions for 2023 and 2022 reflect the aforementioned excess tax benefits related to stock-based compensation. The 2023 provision also reflects the benefit related to the release of prior years’ uncertain tax position. Absent these items, the provision for income taxes for 2023 and 2022 would have been expenses of $17.3 million, or 24.2%, and $54.3 million, or 21.6%, respectively. The higher effective tax rate in 2023 is primarily due to lower operating income in the current year.

During 2023 we recorded a decrease in reserves related to uncertain tax positions, due to the expiration of certain statutes of limitations. The reserve release of $0.9 million was recorded as a benefit in continuing operations. We are subject to U.S. federal and state examinations and foreign examinations for years after 2019. The audit of our 2019 Illinois business income tax was settled in June 2023 and the audit of our Massachusetts corporate excise tax years 2017 and 2018 was settled in October 2022.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about other significant accounting policies and estimates may be found in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

RESERVE FOR LOSSES AND LOSS EXPENSES

See “Reserve for Losses and Loss Adjustment Expenses” within “Results of Operations – Segments” for a discussion of our critical accounting estimates for loss reserves.

REINSURANCE RECOVERABLE BALANCES

See “Reinsurance Recoverables” in Part I – Item 1 for information on our reinsurance recoverable balances.

PENSION BENEFIT OBLIGATIONS

We currently have a qualified defined benefit plan and several smaller non–qualified benefit plans. In order to measure the liabilities and expenses associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the liabilities and expenses associated with our defined benefit pension plan.

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We determined our discount rate for the qualified benefit plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2023 and 2022, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plan were 5.75% and 6.00% as of December 31, 2023 and 2022, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income (loss) balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income (loss). These gains or losses are amortized into expense in future years. The qualified benefit plan held assets consisting of approximately 90% fixed maturities and 10% equity securities at December 31, 2023.

The expected return on asset assumption was 6.25% in 2023 and 3.75% in 2022. Asset returns are reflected net of administrative expenses.

Net actuarial gains related to the qualified benefit plan of $3.3 million and net actuarial losses of $12.5 million were reflected as changes to accumulated other comprehensive income (loss) in 2023 and 2022, respectively. Net actuarial gains in 2023 resulted from changes in participant-related assumptions, partially offset by a decrease in the discount rate. Net actuarial losses in 2022 resulted from lower than expected investment returns during the year, partially offset by an increase in the discount rate. In 2023 and 2022, amortization of actuarial losses from prior years was $7.8 million and $4.4 million, respectively.

Expenses related to our qualified benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our qualified benefit plan was $6.2 million for 2023 compared to a pre-tax benefit of $1.5 million for 2022.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified benefit plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(5.5)
Change in 2024 Expense	(0.6)
25 basis point decrease
Change in Benefit Obligation	5.7
Change in 2024 Expense	0.6
Expected Return on Plan Assets -
25 basis point increase
Change in 2024 Expense	(0.9)
25 basis point decrease
Change in 2024 Expense	0.9

INVESTMENT CREDIT LOSSES

We evaluate our fixed maturity securities and mortgage loan participations for expected credit losses and we monitor the sufficiency of our credit loss allowance using both quantitative and qualitative considerations which are subject to risks and uncertainties, as follows.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis, and more frequently when necessary, to identify potential credit deterioration, as evidenced by ratings downgrades, unexpected price variances, and/or company- or industry-specific concerns. We apply consistent standards of credit analysis, which includes determining whether the issuer is current on its contractual payments, and we consider past events, current conditions and reasonable and supportable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration and apply additional levels of scrutiny in our analysis as the severity of the decline increases.

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

For mortgage loan participations, we estimate credit losses by considering risk ratings which are based on property characteristics including geographical markets, loan-to-value and debt service coverage ratios, and risk factors associated with property type.

We cannot provide assurance that the impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. See Note 2 – “Investments” and Note 3 – “Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further discussion regarding securities in an unrealized loss position and impairments.

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2023	2022
(in millions)
Total Statutory Capital and Surplus	$2,642.7	$2,690.4

The statutory capital and surplus for our insurance subsidiaries decreased $47.7 million during 2023. This decrease was primarily driven by the payment of a $100.0 million dividend to its parent company, partially offset by underwriting profits.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2023 and 2022, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2023	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,334.1	$667.0	197%	395%

DECEMBER 31, 2022
The Hanover Insurance Company	$1,291.7	$645.9	207%	415%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $100.0 million in dividends, which were provided to the holding company in both 2023 and 2022.

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

Net cash provided by operating activities was $361.7 million during 2023 compared to $722.3 million during 2022. The $360.6 million decrease in cash provided in 2023 compared to 2022 was primarily due to an increase in loss and LAE payments, primarily related to catastrophe losses, partially offset by an increase in premiums and, to a lesser extent, federal income tax refunds received in 2023 compared to federal income tax payments made during 2022.

Net cash used in investing activities was $228.5 million during 2023 compared to $507.6 million during 2022. During 2023 and 2022, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net sales of equity securities.

Net cash used in financing activities was $122.1 million during 2023 compared to $140.6 million during 2022. During 2023, cash used in financing activities primarily resulted from quarterly dividend payments to our shareholders. During 2022, cash used in financing activities primarily resulted from the payment of quarterly dividends to shareholders and, to a lesser extent, from repurchases of common stock through the open market.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2023, we paid dividends that totaled $117.2 million. This included three quarterly dividends of $0.81 per share and one quarterly dividend of $0.85 per share. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2023, THG, as a holding company, held approximately $321.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. We believe that this plan is fully funded. The ultimate payment amounts for our benefit plan is based on several assumptions including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. During 2023, the uncertainty in the financial markets continued to impact the value of investments, including many securities currently held by THG and its subsidiaries. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur which could cause us to sell those securities in a loss position before their values fully recover, resulting in a recognition of impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2023, we did not repurchase any shares under this program. As of December 31, 2023, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At December 31, 2023, we had borrowing capacity of $128.9 million. There were no outstanding borrowings under this short-term facility at December 31, 2023; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. Concurrent with our entry into this agreement, we voluntarily terminated our existing $200.0 million credit agreement, dated April 30, 2019. We currently have no borrowings under the current credit agreement. During 2023, we had no borrowings under the current agreement or the prior credit agreement. For additional information regarding the current credit agreement, please see our Current Report filed on Form 8-K with the SEC on July 21, 2023.

At December 31, 2023, we were in compliance with the covenants of our debt and credit agreements.

FINANCING OBLIGATIONS AND OTHER ESTIMATED OPERATING PAYMENTS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. Annual payments are related to the contractual principal and interest payments of these financing obligations as of December 31, 2023, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, as discussed below, we expect payments related to our loss and LAE obligations, payments in support of the obligations of our benefit plans and for commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments.

Our debt obligations include senior debentures of $61.8 million due in 2025, which pay an annual interest rate of 7.625%, senior debentures of $375.0 million due in 2026, which pay annual interest at a rate of 4.50%, and senior debentures of $300.0 million due in 2030, which pay annual interest at a rate of 2.50%. Additionally, we carry subordinated debentures of $50.1 million due in 2027, which pay interest at an annual rate of 8.207%. Interest associated with this debt includes $33.2 million due in one year or less and $85.3 million due after one year.

Our subsidiaries are lessees with a number of leases, consisting primarily of equipment, real estate and fleet vehicles. Our lease obligations include $16.1 million due in one year or less and $28.5 million due after one year.

We currently have obligations to pay benefits under our qualified and non-qualified defined benefit pension and post-retirement benefit plans. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; however, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. Estimated payments to be made for non-qualified pension, postretirement, and postemployment benefits totaled $3.8 million due in one year or less and $23.7 million due after one year. These estimated payments extend until 2033; however, it is likely that payments will be required beyond 2033. Estimates of these payments and the payment patterns are based upon historical experience. The ultimate payment amount for our pension and postretirement benefit plans is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and then ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

Our investment commitments relate primarily to limited partnerships and were $57.0 million due in one year or less and $85.2 million due after one year.

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. The total gross loss and LAE reserve payments expected to be made in one year or less of $2,546.4 million and after one year of $4,691.9 million are estimates based principally on historical experience.

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

Catastrophe – A severe loss, resulting from natural or manmade events, including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, severe winter weather and other convective storms, fire, explosions, riots and terrorism.

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

Core Commercial – Commercial property and casualty coverages provided to small and mid-sized business in the United States, generally with annual premiums, per policy, up to $500,000, primarily through the commercial multiple peril, commercial automobile and workers’ compensation lines of business.

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

Excess of loss reinsurance – Reinsurance that indemnifies the insured against all, or a specific portion of, losses under reinsured policies in excess of a specified dollar amount or “retention.”

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

Lower (higher) expenses – Represents the period over period comparison of expenses relative to growth in earned premium. Volume driven expenses typically fluctuate commensurate with changes in premium. Accordingly, as we grow premium, these expenses increase from an absolute dollar perspective, but tend to stay proportionate compared to premium. Fixed expenses can remain constant or increase or decrease irrespective of the growth or decline in premium. When describing expenses as being “lower” or “higher” we are generally referring to changes in fixed costs relative to earned premium (fixed cost leverage). These “lower” or “higher” expenses correspond to a lower or higher expense ratio.

Marine insurance – In Specialty, this is a type of coverage developed for insuring businesses against physical losses to property such as contractor’s equipment, builder’s risk and goods in transit. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels, ocean and other means of transportation and communication. In the context of Personal Lines, this term relates to floater policies that cover expensive personal items, such as fine art and jewelry.

Morbidity – Morbidity relates to the occurrence of illness, disability or other physical or psychological impairment, whether temporary or permanent, for insured risks. Morbidity is a key assumption for long-term care insurance and other forms of individual and group health benefits.

Partner agents; partner agencies; partner independent agents; agency partners; business partners – Independent agents (agencies) are self-employed, commission-based businesses who generally represent, and sell insurance policies provided by several insurance companies. We have appointed and developed mutually beneficial relationships with a limited number of independent agents who are demonstrated experts in their field, growth-oriented, and align with our strategy. Although we may refer to those agencies as “partner agents,” these are not legally binding “partnerships,” but rather an opportunity for both the agent (agencies) and THG to work together and achieve common goals.

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

Reinstatement premium – A pro-rata reinsurance premium may be contractually required to be charged to us by our reinsurers for restoring an amount of reinsurance coverage reduced as a result of a reinsurance loss payment that depletes or exhausts a reinsurance treaty or treaty layer. Reinsurance reinstatement premiums accrued by us are accounted for as a reduction in net premiums earned rather than as an “expense.” For certain reinsurance treaties, a ceding commission adjustment is recorded commensurate with a reinstatement premium accrual. A ceding commission is a fee paid by a reinsurance company to a direct writer to cover the costs of issuing the policy and is recorded as a contra-expense.

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

Social inflation – A term used to explain rising insurance claim payouts due to various factors associated with a more costly legal environment, such as increased litigation frequency, expanded theories of liability and higher jury awards. Higher than expected litigation payouts to plaintiffs due to these and other factors, may then give rise to the initiation of additional lawsuits seeking similarly elevated awards and increasing settlement costs, which can compound the effect.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Hanover Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules I, II, III, V and VI listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 14 to the consolidated financial statements, loss and loss adjustment expense reserves were $7.3 billion as of December 31, 2023. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes. As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting or business mix, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2024

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions, except per share data)
Revenues
Premiums	$5,663.1	$5,252.3	$4,770.2
Net investment income	332.1	296.3	310.7
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(8.9)	(26.5)	4.6
Net change in fair value of equity securities	(5.6)	(63.3)	119.1
Recoveries (impairments) on investments:
Credit-related recoveries (impairments)	(7.7)	(1.9)	0.3
Losses on intent to sell securities	(10.3)	(14.8)	(1.0)
	(18.0)	(16.7)	(0.7)
Total net realized and unrealized investment gains (losses)	(32.5)	(106.5)	123.0
Fees and other income	30.8	26.5	23.9
Total revenues	5,993.5	5,468.6	5,227.8
Losses and expenses
Losses and loss adjustment expenses	4,134.6	3,623.4	3,134.2
Amortization of deferred acquisition costs	1,176.0	1,093.2	982.7
Interest expense	34.1	34.1	34.0
Other operating expenses	607.7	573.9	555.6
Total losses and expenses	5,952.4	5,324.6	4,706.5
Income from continuing operations before income taxes	41.1	144.0	521.3
Income tax expense (benefit):
Current	32.6	73.7	77.5
Deferred	(25.0)	(46.5)	23.8
Total income tax expense	7.6	27.2	101.3
Income from continuing operations	33.5	116.8	420.0
Discontinued operations:
Income from Chaucer business, net of taxes	1.2	—	1.2
Income (loss) from discontinued life businesses, net of taxes	0.6	(0.8)	1.6
Net income	$35.3	$116.0	$422.8
Earnings per common share:
Basic:
Income from continuing operations	$0.94	$3.28	$11.70
Discontinued operations:
Income from Chaucer business, net of taxes	0.03	—	0.03
Income (loss) from discontinued life businesses, net of taxes	0.02	(0.02)	0.05
Net income per share	$0.99	$3.26	$11.78
Weighted average shares outstanding	35.7	35.6	35.9
Diluted:
Income from continuing operations	$0.93	$3.23	$11.52
Discontinued operations:
Income from Chaucer business, net of taxes	0.03	—	0.03
Income (loss) from discontinued life businesses, net of taxes	0.02	(0.02)	0.05
Net income per share	$0.98	$3.21	$11.60
Weighted average shares outstanding	36.1	36.1	36.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Net income	$35.3	$116.0	$422.8
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	175.0	(822.6)	(243.2)
Having credit losses recognized in the Consolidated Statements of Income	3.6	(3.7)	—
Total available-for-sale securities	178.6	(826.3)	(243.2)
Pension and postretirement benefits:
Net actuarial gains (losses) arising in the period	3.1	(5.7)	(9.8)
Amortization recognized as net periodic benefit and postretirement cost	6.2	4.3	2.7
Total pension and postretirement benefits	9.3	(1.4)	(7.1)
Long-duration insurance contracts:
Net change in market risk	(3.6)	17.0	4.2
Total other comprehensive income (loss), net of tax	184.3	(810.7)	(246.1)
Comprehensive income (loss)	$219.6	$(694.7)	$176.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2023	2022
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,573.9 and $8,294.5)	$7,985.3	$7,481.8
Equity securities, at fair value	130.9	241.9
Other investments	796.9	786.1
Total investments	8,913.1	8,509.8
Cash and cash equivalents	316.1	305.0
Accrued investment income	58.2	54.5
Premiums and accounts receivable, net	1,705.6	1,601.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,056.1	1,964.5
Deferred acquisition costs	620.8	604.8
Deferred income tax asset	173.3	199.2
Goodwill	178.8	178.8
Other assets	504.0	493.0
Assets of discontinued businesses	86.6	84.1
Total assets	$14,612.6	$13,995.1
Liabilities
Loss and loss adjustment expense reserves	$7,308.1	$7,012.6
Unearned premiums	3,102.5	2,954.2
Expenses and taxes payable	775.9	731.7
Reinsurance premiums payable	64.3	70.3
Debt	783.2	782.4
Liabilities of discontinued businesses	113.0	110.2
Total liabilities	12,147.0	11,661.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,939.2	1,913.1
Accumulated other comprehensive loss	(517.2)	(701.5)
Retained earnings	2,909.4	2,992.9
Treasury stock at cost (24.7 and 24.9 million shares)	(1,866.4)	(1,871.4)
Total shareholders’ equity	2,465.6	2,333.7
Total liabilities and shareholders’ equity	$14,612.6	$13,995.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,913.1	1,887.2	1,857.4
Settlement of accelerated share repurchases	—	—	5.0
Employee and director stock-based awards and other	26.1	25.9	24.8
Balance at end of year	1,939.2	1,913.1	1,887.2
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	(641.4)	184.9	428.1
Net appreciation (depreciation) on available-for-sale securities	178.6	(826.3)	(243.2)
Balance at end of year	(462.8)	(641.4)	184.9
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(64.1)	(62.7)	(55.6)
Net amount arising in the period	3.1	(5.7)	(9.8)
Net amount recognized as net periodic benefit cost	6.2	4.3	2.7
Balance at end of year	(54.8)	(64.1)	(62.7)
Long Duration Insurance Contracts:
Balance at beginning of year	4.0	(13.0)	—
Adoption of ASU 2018-12, net of tax	—	—	(17.2)
Net change in market risk	(3.6)	17.0	4.2
Balance at end of year	0.4	4.0	(13.0)
Total accumulated other comprehensive income (loss)	(517.2)	(701.5)	109.2
Retained Earnings
Balance at beginning of year	2,992.9	2,987.3	2,668.0
Net income	35.3	116.0	422.8
Dividends to shareholders	(118.8)	(110.4)	(103.5)
Balance at end of year	2,909.4	2,992.9	2,987.3
Treasury Stock
Balance at beginning of year	(1,871.4)	(1,848.3)	(1,696.3)
Shares purchased at cost	—	(30.8)	(167.6)
Net shares reissued at cost under employee stock-based compensation plans	5.0	7.7	15.6
Balance at end of year	(1,866.4)	(1,871.4)	(1,848.3)
Total shareholders’ equity	$2,465.6	$2,333.7	$3,136.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Cash Flows From Operating Activities
Net income	$35.3	$116.0	$422.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	32.3	106.4	(123.5)
Net amortization and depreciation	6.3	12.9	16.9
Stock-based compensation expense	31.1	29.0	22.9
Amortization of defined benefit plan costs	7.9	5.5	3.4
Deferred income tax expense (benefit)	(24.6)	(46.5)	25.0
Change in deferred acquisition costs	(16.0)	(52.8)	(74.5)
Change in premiums receivable, net of reinsurance premiums payable	(110.3)	(116.7)	(123.4)
Change in loss, loss adjustment expense and unearned premium reserves	442.0	784.7	671.8
Change in reinsurance recoverable	(91.6)	(57.2)	(32.9)
Change in expenses and taxes payable	48.0	3.3	179.0
Other, net	1.3	(62.3)	(163.8)
Net cash provided by operating activities	361.7	722.3	823.7
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	772.9	1,106.3	1,564.4
Proceeds from disposals of equity securities and other investments	141.1	488.4	286.3
Purchase of fixed maturities	(1,059.8)	(1,960.2)	(2,112.7)
Purchase of equity securities and other investments	(70.8)	(124.3)	(190.2)
Capital expenditures	(11.9)	(17.8)	(8.0)
Net cash used in investing activities	(228.5)	(507.6)	(460.2)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	6.5	13.3	20.5
Dividends paid to shareholders	(117.2)	(108.9)	(102.2)
Repurchases of common stock	—	(30.8)	(162.6)
Other financing activities	(11.4)	(14.2)	(8.9)
Net cash used in financing activities	(122.1)	(140.6)	(253.2)
Net change in cash and cash equivalents	11.1	74.1	110.3
Cash and cash equivalents, beginning of year	305.0	230.9	120.6
Cash and cash equivalents, end of year	$316.1	$305.0	$230.9
Supplemental Cash Flow Information
Interest payments	$33.2	$33.3	$33.4
Income tax payments (refunds), net	$(22.1)	$107.8	$74.0

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

Other investments consist primarily of limited partnerships and mortgage participations. Investments in limited partnerships include interests in private equity and real estate funds. Investments in certain limited partnership interests, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for at fair value utilizing the net asset value (“NAV”) as a practical expedient to determine fair value. All other limited partnerships are accounted for in accordance with the equity method of accounting. Mortgage participations represent interests in commercial mortgage loans originated and serviced by a third-party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Mortgage participations are stated at unpaid principal balances adjusted for deferred fees or expenses, net of an allowance for credit losses.

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

Net investment income includes interest, income from limited partnership interests, and dividends. Interest income is recognized based on the effective yield method, which includes the amortization of premiums and accretion of discounts. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk, such as mortgage-backed and asset-backed securities, is recalculated and adjusted periodically based upon actual historical and projected future cash flows. The adjustment to yields for highly rated prepayable fixed maturities is accounted for using the retrospective method. The adjustment to yields for all other prepayable fixed maturities is accounted for using the prospective method. Fixed maturities and mortgage participations for which payments are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Realized investment gains and losses include net gains and losses on investment sales, changes in the credit loss allowance on fixed maturity securities and mortgage loans, intent to sell impairments, and valuation changes of equity securities. Net gains and losses on sales of investments are determined on a specific identification basis.

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

C. Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments, such as fixed maturities, limited partnerships, mortgage loans and equity securities, investment and loan commitments, and certain derivative contracts. These instruments involve credit risk and could also be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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

Deferred acquisition costs (“DAC”) for each operating segment are reviewed to determine if the costs are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near-term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near-term if any of the estimates discussed above are revised.

F. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Accounting Standards Codification (“ASC”) 944, Financial Services – Insurance, have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, the aggregate amount of all losses or claims in a particular line or book of business, or an aggregate amount of losses associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled. Allowances are established for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant credit losses from individual reinsurers.

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

The Company has entered into operating and financing leases through which it recognizes “right-of-use” assets that are recorded at the present value of future minimum lease payments, less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets, which generally range from 4 to 6 years for real estate and fleet leases.

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

H. GOODWILL AND INTANGIBLE ASSETS

The Company carries its goodwill at cost, net of amortization accumulated prior to January 1, 2002, and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but, rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment. At December 31, 2023 and 2022, the Company held goodwill of $178.8 million. At December 31, 2023 and 2022, the Company held intangible assets with indefinite lives of $15.5 million.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company performed its annual review of goodwill for impairment in the fourth quarters of 2023 and 2022, with no impairments recognized. The Company recognized no impairments related to indefinite-lived intangible assets in 2023. During 2022, the Company recognized $0.5 million in impairments related to an intangible asset with an indefinite life.

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

J. Debt

The Company’s debt at December 31, 2023 includes senior and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 5 – “Debt and Credit Arrangements.”

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses, and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premiums written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2023 and 2022. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

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

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2023, 2022 and 2021 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants, and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS would be equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2018-12 (“ASU 2018-12”), Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For the Company’s discounted accident and health reserves, ASU 2018-12 requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield with a similar duration to the reserves. Previously, any changes in the reserve discount rate assumption was reflected in earnings and these changes will now be recognized in other comprehensive income (loss). This Update is effective for both interim and annual reporting periods beginning after December 15, 2022, and is applicable to the long-term care portion of the Company’s discontinued accident and health insurance reserves. The Company implemented this guidance effective January 1, 2023, on a modified retrospective basis, and it did not have a material impact on its financial position or results of operations.

Recently Issued Standards

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires entities to disclose an annual tabular rate reconciliation, using both percentages and currency amounts, broken out into specific categories, to the extent those items exceed a specified threshold. In addition, all entities are required to disclose annual income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, and for individual jurisdictions when the amount is at least five percent of total income tax payments, net of refunds received. This Update is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. This guidance may be implemented either on a prospective or retrospective basis. The Company does not expect implementation of this guidance to have a material effect on its financial position or results of operations, as the Update is disclosure related.

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This Update requires entities to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”), and an explanation of how the CODM uses the reported measures of segment profit or loss. The Update does not change how entities identify operating segments, aggregate them, or apply the quantitative thresholds to determine reportable segments. This Update is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect implementation of this guidance to have a material effect on its financial position or results of operations, as the Update is disclosure related.

P. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation, when applicable.

2. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2023
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$512.9	$—	$512.9	$1.4	$51.7	$462.6
Foreign government	2.2	—	2.2	—	—	2.2
Municipal	1,309.3	—	1,309.3	5.5	129.6	1,185.2
Corporate	4,053.8	(1.9)	4,051.9	22.9	225.1	3,849.7
Residential mortgage-backed	1,435.6	—	1,435.6	5.5	130.2	1,310.9
Commercial mortgage-backed	890.3	—	890.3	0.1	72.2	818.2
Other asset-backed	371.7	—	371.7	0.7	15.9	356.5
Total fixed maturities	$8,575.8	$(1.9)	$8,573.9	$36.1	$624.7	$7,985.3

DECEMBER 31, 2022
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$478.9	$—	$478.9	$0.2	$58.9	$420.2
Foreign government	2.3	—	2.3	—	0.1	2.2
Municipal	1,239.5	—	1,239.5	0.8	164.2	1,076.1
Corporate	4,066.4	(2.1)	4,064.3	3.3	337.7	3,729.9
Residential mortgage-backed	1,215.3	—	1,215.3	0.6	142.1	1,073.8
Commercial mortgage-backed	924.1	—	924.1	—	87.7	836.4
Other asset-backed	370.1	—	370.1	0.1	27.0	343.2
Total fixed maturities	$8,296.6	$(2.1)	$8,294.5	$5.0	$817.7	$7,481.8

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2023 and 2022, fixed maturities with fair values of $153.0 million and $132.5 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 5 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program. Additionally, at December 31, 2023 and 2022, fixed maturities with fair values of $301.6 million and $281.7 million, respectively, were on deposit with various state governmental authorities or trustees.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2023
(in millions)	Amortized Cost, net of Allowance for Credit Losses	Fair Value
Due in one year or less	$473.1	$468.6
Due after one year through five years	2,670.4	2,582.8
Due after five years through ten years	2,433.1	2,177.3
Due after ten years	299.7	271.0
	5,876.3	5,499.7
Mortgage-backed and other asset-backed securities	2,697.6	2,485.6
Total fixed maturities	$8,573.9	$7,985.3

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale fixed maturities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)
	2023	2022	2021
Net appreciation (depreciation), beginning of year	$(641.4)	$184.9	$428.1
Net appreciation (depreciation) on available-for-sale fixed maturities	227.6	(1,044.2)	(302.1)
Benefit (provision) for deferred income taxes	(49.0)	217.9	58.9
	178.6	(826.3)	(243.2)
Net appreciation (depreciation), end of year	$(462.8)	$(641.4)	$184.9

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2023 and 2022, including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2023	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.6	$62.2	$51.1	$331.0	$51.7	$393.2
Foreign governments	—	—	—	2.0	—	2.0
Municipal	2.5	72.5	127.1	935.2	129.6	1,007.7
Corporate	1.3	159.9	214.9	2,870.2	216.2	3,030.1
Residential mortgage-backed	1.2	139.3	129.0	865.4	130.2	1,004.7
Commercial mortgage-backed	0.2	14.0	72.0	770.0	72.2	784.0
Other asset-backed	0.1	28.1	15.8	260.2	15.9	288.3
Total investment grade	5.9	476.0	609.9	6,034.0	615.8	6,510.0
Below investment grade:
Corporate	2.5	33.8	6.4	66.2	8.9	100.0
Commercial mortgage-backed	—	—	—	0.9	—	0.9
Total below investment grade	2.5	33.8	6.4	67.1	8.9	100.9
Total fixed maturities	$8.4	$509.8	$616.3	$6,101.1	$624.7	$6,610.9

DECEMBER 31, 2022	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$15.8	$237.3	$43.1	$160.7	$58.9	$398.0
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	64.9	595.5	99.3	386.6	164.2	982.1
Corporate	202.2	2,786.2	118.2	489.8	320.4	3,276.0
Residential mortgage-backed	51.6	642.0	90.5	387.6	142.1	1,029.6
Commercial mortgage-backed	48.7	663.2	39.0	164.4	87.7	827.6
Other asset-backed	11.0	234.8	16.0	75.1	27.0	309.9
Total investment grade	394.3	5,160.9	406.1	1,664.2	800.4	6,825.1
Below investment grade:
Corporate	13.5	253.2	3.8	17.3	17.3	270.5
Total fixed maturities	$407.8	$5,414.1	$409.9	$1,681.5	$817.7	$7,095.6

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

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $371.4 million and $388.6 million at December 31, 2023 and 2022, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party. For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2023	2022
(in millions)
Property Type:
Office	$141.9	$149.3
Apartments	104.3	103.9
Retail	50.8	52.7
Hotel	48.0	48.9
Industrial	36.4	37.0
Allowance for credit losses	(10.0)	(3.2)
Total	$371.4	$388.6

DECEMBER 31	2023	2022
(in millions)
Geographic Region:
South Atlantic	$102.4	$103.2
Pacific	92.0	92.5
Mid-Atlantic	57.0	58.1
New England	41.0	47.8
West South Central	32.4	33.0
East North Central	19.8	21.0
Mountain	14.6	13.6
Other	22.2	22.6
Allowance for credit losses	(10.0)	(3.2)
Total	$371.4	$388.6

At December 31, 2023, scheduled maturities of mortgage participations and other loans were as follows: due in 2024 - $42.8 million; in 2025 - $90.5 million; 2026 - $51.9 million; 2027 - $30.1 million and thereafter - $156.1 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties, and loans may be refinanced. During 2023, the Company did not refinance any loans based on terms that differed from current market rates.

In determining estimated credit losses on mortgage participations and other loans, the Company evaluates several factors, including credit risk. The amortized cost of mortgage participations and other loans by credit ratings and year of origination was as follows:

DECEMBER 31, 2023
(in millions)	Prior to 2019	2019	2020	2021	2022	2023	Total
Credit Quality
Aaa/Aa/A	$140.2	$34.8	$9.7	$62.2	$10.0	$—	$256.9
Baa	41.3	12.4	17.5	—	—	—	71.2
Ba and lower	47.4	—	5.9	—	—	—	53.3
Amortized cost	$228.9	$47.2	$33.1	$62.2	$10.0	$—	$381.4
Allowance for credit losses							(10.0)
Amortized cost, net of allowance for credit losses							$371.4

Other investments also include interests in limited partnerships of $415.6 million and $387.9 million at December 31, 2023 and December 31, 2022, respectively.

E. OTHER

At December 31, 2023 and 2022, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of the U.S. government and U.S. government-sponsored agencies, as well as mortgage participations with a highly rated single third-party of $371.4 million and $388.6 million, respectively.

At December 31, 2023, there were contractual investment commitments of up to $199.4 million.

3. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Fixed maturities	$283.2	$239.3	$216.9
Limited partnerships	30.0	35.7	68.2
Mortgage loans	15.8	16.1	18.0
Equity securities	6.4	12.0	15.6
Other investments	10.6	4.6	3.0
Gross investment income	346.0	307.7	321.7
Less: investment expenses	(13.9)	(11.4)	(11.0)
Net investment income	$332.1	$296.3	$310.7

The change in fair value of limited partnerships measured using NAV is reported in net investment income, of which $8.1 million and $2.0 million of holding losses were related to securities owned at December 31, 2023 and 2022, respectively, and $17.1 million of holding gains were related to securities owned at December 31, 2021.

The carrying value of fixed maturity securities on non-accrual status at December 31, 2023 was $14.8 million, and there were no fixed maturity securities on non-accrual status at December 31, 2022. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2023, 2022 and 2021.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments, including impairments, were as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Fixed maturities	$(20.2)	$(45.2)	$1.7
Mortgage loans	(6.9)	2.3	0.7
Equity securities	(5.6)	(63.3)	119.1
Other investments	0.2	(0.3)	1.5
Net realized and unrealized investment gains (losses)	$(32.5)	$(106.5)	$123.0

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Net gains (losses) recognized during the period	$(5.6)	$(63.3)	$119.1
Less: net gains (losses) recognized on equity securities sold during the period	(11.6)	(42.7)	2.2
Net unrealized gains (losses) recognized during the period on equity securities still held	$6.0	$(20.6)	$116.9

Impairments

Included in net realized and unrealized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021, were net impairments of investment securities totaling $18.0 million, $16.7 million and $0.7 million, respectively. In 2023, impairments consisted of $11.1 million on fixed maturities, primarily related to intent to sell securities, and $6.9 million of estimated credit losses on mortgage loans. In 2022, impairments consisted of $18.5 million on fixed maturities, of which $14.8 million related to intent to sell securities and $3.7 million related to estimated credit losses. These impairments were partially offset by recoveries of $1.8 million of estimated credit losses on mortgage loans. In 2021, impairments consisted of $1.3 million on fixed maturities, offset by recoveries of $0.6 million of estimated credit losses on mortgage loans.

At December 31, 2023 and 2022, the allowance for credit losses on mortgage loans was $10.0 million and $3.2 million, respectively, and the allowance for credit losses on available-for-sale securities was $1.9 million and $2.1 million, respectively. The following table provides rollforwards of the allowance for credit losses on mortgage loans:

YEARS ENDED DECEMBER 31	2023	2022
(in millions)
Allowance for credit losses as of the beginning of the period	$3.2	$7.1
Additional credit losses on investments for which an allowance was previously recognized	6.9	0.2
Reductions for disposals	(0.1)	(2.1)
Recoveries	—	(2.0)
Allowance for credit losses as of the end of the period	$10.0	$3.2

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

The proceeds from sales of available-for-sale fixed maturities, and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Proceeds from sales	$168.8	$489.0	$485.0
Gross gains	1.0	4.4	6.4
Gross losses	10.5	34.1	16.9

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

OTHER INVESTMENTS

Other investments primarily include limited partnerships not subject to the equity method of accounting and mortgage participations. The fair values of limited partnerships not subject to the equity method of accounting are based on the NAV provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,985.3	$7,985.3	$7,481.8	$7,481.8
Fair Value through Net Income:
Equity securities	130.9	130.9	241.9	241.9
Other investments	118.4	118.4	131.8	131.8
Amortized Cost/Cost:
Other investments	413.1	393.5	432.3	401.0
Cash and cash equivalents	316.1	316.1	305.0	305.0
Total financial instruments	$8,963.8	$8,944.2	$8,592.8	$8,561.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$783.2	$727.5	$782.4	$713.9

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During 2023 and 2022, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$462.6	$324.3	$138.3	$—
Foreign government	2.2	—	2.2	—
Municipal	1,185.2	—	1,176.6	8.6
Corporate	3,849.7	—	3,849.6	0.1
Residential mortgage-backed, U.S. agency backed	1,168.7	—	1,168.7	—
Residential mortgage-backed, non-agency	142.2	—	142.2	—
Commercial mortgage-backed	818.2	—	811.2	7.0
Other asset-backed	356.5	—	356.5	—
Total fixed maturities	7,985.3	324.3	7,645.3	15.7
Equity securities	130.9	123.3	—	7.6
Other investments	3.8	—	—	3.8
Total investment assets at fair value	$8,120.0	$447.6	$7,645.3	$27.1

	DECEMBER 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$420.2	$282.7	$137.5	$—
Foreign government	2.2	—	2.2	—
Municipal	1,076.1	—	1,066.8	9.3
Corporate	3,729.9	—	3,729.8	0.1
Residential mortgage-backed, U.S. agency backed	974.0	—	974.0	—
Residential mortgage-backed, non-agency	99.8	—	99.8	—
Commercial mortgage-backed	836.4	—	828.9	7.5
Other asset-backed	343.2	—	343.2	—
Total fixed maturities	7,481.8	282.7	7,182.2	16.9
Equity securities	241.9	234.4	—	7.5
Other investments	3.6	—	—	3.6
Total investment assets at fair value	$7,727.3	$517.1	$7,182.2	$28.0

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2023 and 2022, the fair values of these investments were $114.6 million and $128.2 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$316.1	$316.1	$—	$—
Other investments	393.5	—	6.1	387.4
Total financial instruments	$709.6	$316.1	$6.1	$387.4
Liabilities:
Debt	$727.5	$—	$727.5	$—

	DECEMBER 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.0	$305.0	$—	$—
Other investments	401.0	—	6.0	395.0
Total financial instruments	$706.0	$305.0	$6.0	$395.0
Liabilities:
Debt	$713.9	$—	$713.9	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2023	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.3	0.3
Included in other comprehensive income (loss) - changes in net unrealized gains on investment securities	0.2	—	0.1	0.3	—	0.3
Settlements	(0.9)	—	(0.6)	(1.5)	—	(1.5)
Balance at end of year	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Changes in net unrealized gains for the period included in other comprehensive income (loss) for assets held at the end of the year	$0.2	$—	$0.1	$0.3	$—	$0.3

YEAR ENDED DECEMBER 31, 2022	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	(3.3)	(3.3)
Included in other comprehensive income (loss) - changes in net unrealized losses on investment securities	(1.1)	—	(1.1)	(2.2)	—	(2.2)
Settlements	(3.6)	—	(2.7)	(6.3)	—	(6.3)
Balance at end of year	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Changes in net unrealized losses for the period included in other comprehensive income (loss) for assets held at the end of the year	$(1.1)	$—	$(1.1)	$(2.2)	$—	$(2.2)

During the years ended December 31, 2023 and 2022, there were no transfers between Level 2 and Level 3, and the Company held no Level 3 liabilities for the years ended December 31, 2023 and 2022.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets.

DECEMBER 31			2023		2022
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$8.6		$9.3
	cash flow	Small issue size		6.1 - 6.8% (6.7%)		4.5 - 6.8% (6.6%)
Corporate	Discounted	Discount for:	0.1		0.1
	cash flow	Small issue size		2.5% (2.5%)		2.5% (2.5%)
		Above-market coupon		0.3% (0.3%)		0.3% (0.3%)
Commercial	Discounted	Discount for:	7.0		7.5
mortgage-backed	cash flow	Small issue size		3.0 - 3.1% (3.0%)		3.0 - 3.1% (3.0%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.1	N/A
	Internal price based	Discount for:	6.4		6.4
	on financing round	Market liquidity		27.0% (27.0%)		27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.8	16.8% (16.8%)	3.6	17.2% (17.2%)

The weighted average of the unobservable inputs was weighted by the relative fair value of the securities to which the inputs were applied. Each unobservable input is based on the Company’s subjective opinion and therefore inherently contains a degree of uncertainty. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in unobservable inputs used in the valuation of equity securities would result in a higher (lower) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

5. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2023	2022
(in millions)
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing September 1, 2030	300.0	300.0
Senior debentures maturing October 15, 2025	61.8	61.8
Subordinated debentures maturing February 3, 2027	50.1	50.1
Total principal debt	786.9	786.9
Unamortized debt issuance costs	(3.7)	(4.5)
Total	$783.2	$782.4

The Company held $375.0 million par value of 4.5% unsecured senior debentures at December 31, 2023 and 2022, that were issued on April 8, 2016, and mature on April 15, 2026. The Company also held $300.0 million aggregate principal amount of 2.50% unsecured senior debentures, issued on August 24, 2020 and maturing September 1, 2030 at December 31, 2023 and 2022. Additionally, the Company had outstanding 7.625% unsecured senior debentures with a par value of $61.8 million as of December 31, 2023 and 2022, maturing on October 15, 2025. All of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held subordinated debentures with a par value of $50.1 million as of December 31, 2023 and 2022, maturing February 3, 2027, and pay cumulative dividends semi-annually at 8.207%.

Membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock were $6.1 million and $6.0 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had pledged government agency securities with a fair value of $153.0 million and $132.5 million, respectively, as collateral for periodic short-term borrowings with the FHLB. There were no borrowings outstanding with the FHLB at December 31, 2023 or 2022.

In July 2023, the Company entered into a $150.0 million credit agreement that provides for a five-year unsecured revolving credit facility. Concurrent with the Company's entry into this agreement, THG voluntarily terminated its existing $200.0 million credit agreement, dated April 30, 2019. The Company had no borrowings under the current credit agreement as of December 31, 2023. During 2023, the Company did not have any borrowings under the current agreement or the prior credit agreement.

Interest expense was $34.1 million, $34.1 million, and $34.0 million in 2023, 2022 and 2021, respectively. At December 31, 2023, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.
6. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Income from continuing operations before income taxes	$41.1	$144.0	$521.3
Income tax expense (benefit):
Current	$32.6	$73.7	$77.5
Deferred	(25.0)	(46.5)	23.8
Total income tax expense	$7.6	$27.2	$101.3

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Expected income tax expense	$8.7	$30.3	$109.5
Nondeductible expenses	3.8	3.1	2.3
Tax difference related to investment disposals and maturities	(1.3)	(1.4)	(4.6)
Stock-based compensation windfall benefit	(1.1)	(3.2)	(2.6)
Change in uncertain tax positions	(0.9)	—	—
Current year federal tax credits	(0.7)	(0.4)	(0.5)
Dividend received deduction	(0.5)	(1.0)	(1.2)
Prior years’ federal research tax credits	—	—	(1.7)
Other, net	(0.4)	(0.2)	0.1
Income tax expense	$7.6	$27.2	$101.3
Effective tax rate	18.5%	18.9%	19.4%

The following are the components of the Company’s deferred tax assets and liabilities, excluding those associated with its discontinued operations.

DECEMBER 31	2023	2022
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$197.6	$185.6
Investments, net	97.2	144.3
Employee benefit plans	7.3	8.4
Other	9.2	7.3
Total deferred tax assets	311.3	345.6
Deferred tax liabilities:
Deferred acquisition costs	130.4	127.0
Software capitalization	7.6	19.4
Total deferred tax liabilities	138.0	146.4
Net deferred tax asset	$173.3	$199.2

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized; therefore there was no valuation allowance required at December 31, 2023 or 2022.

In prior years, the Company completed several transactions which resulted in, for tax purposes only, realized gains in its investment portfolio. As a result of these transactions, the Company was able to utilize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses. The releases of these valuation allowances were recorded as a benefit in accumulated other comprehensive income (loss). Previously unrealized benefits of $1.3 million, $1.4 million and $4.6 million, were recognized as part of income from continuing operations during 2023, 2022 and 2021, respectively. The remaining amount of $4.3 million in accumulated other comprehensive income (loss) will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Liability at beginning of year, net	$2.2	$2.0	$0.9
Additions for tax positions of current year	—	0.2	2.0
Subtractions as a result of a lapse of the applicable statute of limitations	(0.9)	—	(0.9)
Liability at end of year, net	$1.3	$2.2	$2.0

There were no tax positions at December 31, 2023, 2022 and 2021 for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For the years ended December 31, 2023, 2022 and 2021 the Company has released and/or recognized de minimis amounts of net interest and has not recognized any penalties associated with unrecognized tax benefits.

In 2024, the Company is expecting to release $0.9 million of liability due to the expiration of a statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2019. The audit of the Company’s 2019 Illinois business income tax was settled in June 2023 and the audit of the Company’s Massachusetts corporate excise tax for years 2017 and 2018 was settled in October 2022.

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

As of January 1, 2005, the defined benefit pension plans were frozen, and since that date no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). As of December 31, 2023, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $14.6 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2023	2022	2021
Discount rate - qualified plan	5.75%	6.00%	3.25%
Discount rate - non-qualified plan	5.875%	6.00%	3.25%
Cash balance interest crediting rate	3.00%	3.00%	3.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
Qualified plan
Discount rate	6.00%	3.25%	3.00%
Expected return on plan assets	6.25%	3.75%	3.75%
Cash balance interest crediting rate	3.00%	3.00%	3.00%
Non-qualified plan
Discount rate	6.00%	3.25%	2.88%

The expected rates of return were determined using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2023 expected return on plan assets of 6.25% reflects long-term expectations and increased based upon long-term market expectations and expense management efforts. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

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

The following table provides its year-end 2023 target allocations and actual invested asset allocations at December 31, 2023 and 2022.

DECEMBER 31	2023 TARGET LEVELS	2023	2022
Fixed income securities:
Fixed maturities	88%	88%	88%
Money market funds	2%	2%	2%
Total fixed income securities	90%	90%	90%
Equity securities	10%	10%	10%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2023 and 2022. Refer to Note 4 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy.

DECEMBER 31	2023				2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$34.6	$22.3	$—	$12.3	$42.7	$28.3	$—	$14.4
Money market mutual funds	6.3	6.3	—	—	6.5	6.5	—	—
Total investments at fair value	$40.9	$28.6	$—	$12.3	$49.2	$34.8	$—	$14.4

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2023 and 2022 include actively traded mutual funds and U.S. Treasury bonds, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2023 and 2022 include assets held in a fixed account of an insurance company, redeemable at contract value. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

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

DECEMBER 31	2023	2022
Fixed maturities	$286.5	$284.7
Equity securities	35.6	37.6
Total investments carried at NAV	$322.1	$322.3

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2023	2022
(in millions)
Balance at beginning of period	$14.4	$16.0
Less: Assets transferred to Level 1 investments	(2.5)	(2.0)
Return on plan assets related to assets still held	0.4	0.4
Balance at end of year	$12.3	$14.4

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2023 and 2022.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$361.7	$458.6	$24.5	$31.0
Interest cost	20.5	14.3	1.4	1.0
Actuarial gains	(1.6)	(78.0)	(0.5)	(4.5)
Benefits paid	(32.2)	(33.2)	(2.8)	(3.0)
Benefit obligation, end of year (1)	348.4	361.7	22.6	24.5
Change in plan assets:
Fair value of plan assets, beginning of period	371.5	478.0	—	—
Actual return on plan assets	23.7	(73.3)	—	—
Contributions	—	—	2.8	3.0
Benefits paid	(32.2)	(33.2)	(2.8)	(3.0)
Fair value of plan assets, end of year	363.0	371.5	—	—
Funded status of the plans	$14.6	$9.8	$(22.6)	$(24.5)
(1)
The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Actuarial gains related to the change in the benefit obligation for the Company’s qualified benefit plan were $1.6 million for the year ended December 31, 2023, compared to $78.0 million for the year ended December 31, 2022. Actuarial gains related to the change in the benefit obligation for the Company’s non-qualified benefit plan were $0.5 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022. For both plans, the actuarial gains in 2022 primarily reflect increases in the discount rate due to increases in corporate bond interest rates.

Components of Net Periodic Pension (Benefit) Cost

The components of total net periodic pension (benefit) cost are as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Interest cost	$21.9	$15.3	$14.9
Expected return on plan assets	(22.1)	(17.2)	(18.4)
Recognized net actuarial loss	7.8	5.2	3.2
Net periodic pension (benefit) cost	$7.6	$3.3	$(0.3)

The following table reflects the total amounts recognized in accumulated other comprehensive income (loss) relating to the defined benefit pension plans as of December 31, 2023 and 2022.

DECEMBER 31	2023	2022
(in millions)
Net actuarial loss	$67.8	$79.4

The unrecognized net actuarial gains or losses which exceed 10% of the greater of the projected benefit obligations or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2024. The Company expects to contribute $2.7 million to its non-qualified pension plan to fund 2024 benefit payments.

Benefit Payments

YEARS ENDED DECEMBER 31	2024	2025	2026	2027	2028	2029-2033
(in millions)
Qualified pension plan	$36.7	$35.0	$33.6	$32.9	$30.9	$131.7
Non-qualified pension plan	$2.7	$2.6	$2.5	$2.4	$2.3	$9.4

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2023. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2023, 2022 and 2021. The Company’s expense for this matching provision was $27.6 million, $26.4 million and $25.2 million for 2023, 2022 and 2021, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts.

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in other comprehensive income (loss).

YEARS ENDED DECEMBER 31	2023			2022			2021
		Tax			Tax			Tax
	Pre-	Benefit	Net of	Pre-	Benefit	Net of	Pre-	Benefit	Net of
(in millions)	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$203.7	$(42.7)	$161.0	$(1,079.4)	$226.6	$(852.8)	$(300.1)	$63.0	$(237.1)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	3.7	(0.7)	3.0	(10.2)	2.2	(8.0)	(0.2)	0.1	(0.1)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statements of Income	9.1	(3.2)	5.9	26.9	(7.0)	19.9	(3.0)	(3.9)	(6.9)
Amount of credit-related impairments recognized in Consolidated Statements of Income	0.8	(0.2)	0.6	3.7	(0.8)	2.9	0.2	(0.1)	0.1
Amount of additional impairment losses recognized in Consolidated Statements of Income	10.3	(2.2)	8.1	14.8	(3.1)	11.7	1.0	(0.2)	0.8
Net unrealized gains (losses)	227.6	(49.0)	178.6	(1,044.2)	217.9	(826.3)	(302.1)	58.9	(243.2)
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial gains (losses)	3.9	(0.8)	3.1	(7.2)	1.5	(5.7)	(12.4)	2.6	(9.8)
Amortization of net actuarial losses recognized as net periodic benefit cost	7.9	(1.7)	6.2	5.5	(1.2)	4.3	3.4	(0.7)	2.7
Total pension and postretirement benefits	11.8	(2.5)	9.3	(1.7)	0.3	(1.4)	(9.0)	1.9	(7.1)
Long-duration insurance contracts:
Net change in market risk	(4.6)	1.0	(3.6)	21.6	(4.6)	17.0	5.3	(1.1)	4.2
Other comprehensive income (loss)	$234.8	$(50.5)	$184.3	$(1,024.3)	$213.6	$(810.7)	$(305.8)	$59.7	$(246.1)

Reclassifications out of accumulated other comprehensive income (loss) were as follows:

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$(9.1)	$(26.7)	$3.0	Net realized gains (losses) from sales and other
	(11.1)	(18.5)	(1.3)	Impairments losses on investments
	(20.2)	(45.2)	1.7	Total before tax
	5.6	10.9	4.2	Income tax benefit
	(14.6)	(34.3)	5.9	Continuing operations, net of tax
	—	(0.2)	0.1	Discontinued life businesses, net of tax
	(14.6)	(34.5)	6.0	Total, net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(7.9)	(5.5)	(3.4)	Loss adjustment expenses and other operating expenses (1)
	1.7	1.2	0.7	Income tax benefit
	(6.2)	(4.3)	(2.7)	Continuing operations, net of tax
Net change in market risk	1.6	—	5.1	Discontinued life businesses
	(0.3)	—	(1.0)	Income tax benefit (expense)
	1.3	—	4.1	Discontinued life businesses, net of tax
Total reclassifications for the period	$(19.5)	$(38.8)	$7.4	Benefit (expense) reflected in income, net of tax
(1)
The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2023, 2022 and 2021.

9. STOCK-BASED COMPENSATION PLANS

On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and authorized the issuance of 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2022 Stock Plan provides for the granting of the same types of awards as the 2014 Stock Plan, which includes stock options and stock appreciation rights ("SARS"), restricted and unrestricted stock, stock units, performance-based stock awards and cash awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.2 shares. As of December 31, 2023, there were 2,920,544 shares available for grants under the 2022 Stock Plan.

On May 9, 2023, shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 1,250,000 shares under such plan. As of December 31, 2023, 1,241,215 shares were available for grant under the ESPP Plan.

Compensation cost for the years ended December 31, 2023, 2022 and 2021 totaled $31.1 million, $29.0 million and $22.9 million, respectively. Related tax benefits were $6.5 million, $6.1 million and $4.8 million, respectively.

STOCK OPTIONS

Under the 2022 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2023, 2022 and 2021 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2023		2022		2021
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,080,852	$107.07	1,230,211	$99.14	1,282,278	$93.64
Granted	135,019	140.01	140,339	139.51	178,040	115.35
Exercised	(56,645)	88.10	(279,499)	87.95	(225,338)	80.24
Forfeited or cancelled	(22,184)	125.15	(10,199)	121.39	(4,769)	118.01
Outstanding, end of year	1,137,042	$111.57	1,080,852	$107.07	1,230,211	$99.14
Exercisable, end of year	864,186	$104.16	755,953	$98.82	845,429	$91.10

Cash received for options exercised for the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $11.1 million and $18.0 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $16.0 million and $12.2 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $2.4 million and $2.0 million, respectively. The aggregate intrinsic value at December 31, 2023 for shares outstanding and shares exercisable was $16.0 million and $15.7 million, respectively. At December 31, 2023, the weighted average remaining contractual life for shares outstanding and shares exercisable was 5.6 years and 4.7 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2023 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$54.61 to $74.30	96,817	0.83	$62.43	96,817	$62.43
$77.91 to $85.87	144,241	2.83	82.42	144,241	82.42
$92.68 to $113.32	156,587	4.18	104.26	156,587	104.26
$115.35	154,720	7.16	115.35	101,558	115.35
$117.22 to $118.54	320,469	5.79	118.04	320,469	118.04
$139.51 to $140.01	264,208	8.66	139.76	44,514	139.51

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2023, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $31.55, $28.54 and $20.96, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2023	2022	2021
Dividend yield	2.314%	2.150%	2.427%
Expected volatility	24.429% to 28.803%	24.254% to 32.174%	24.115% to 31.315%
Weighted average expected volatility	26.05%	28.08%	27.45%
Risk-free interest rate	4.008% to 4.613%	1.562% to 1.803%	0.194% to 1.046%
Expected term, in years	2.5 to 7.0	2.5 to 7.0	2.5 to 6.5

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

The fair value of shares that vested during the years ended December 31, 2023 and 2022 was $2.9 million and $4.5 million, respectively. As of December 31, 2023, the Company had unrecognized compensation expense of $1.5 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.

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

The Company granted both market-based and performance-based restricted share units in 2023, 2022 and 2021. These units generally vest after three years of continued employment and after the achievement of certain performance targets. The Company also granted time-based restricted stock units to eligible employees in 2023, 2022 and 2021 that generally vest after three years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	378,256	$124.88	380,100	$117.60	350,480	$116.37
Granted	155,645	137.59	151,193	138.52	173,963	115.69
Vested	(136,971)	118.70	(123,158)	119.48	(119,645)	111.30
Forfeited	(20,304)	131.30	(29,879)	123.60	(24,698)	117.17
Outstanding, end of year	376,626	$132.04	378,256	$124.88	380,100	$117.60
Performance and market-based restricted stock units:
Outstanding, beginning of year	119,163	$122.81	113,848	$115.92	97,043	$119.59
Granted	50,115	137.90	47,954	140.36	62,143	114.66
Vested	(44,781)	114.14	(39,338)	122.42	(43,506)	122.27
Forfeited	(3,993)	109.19	(3,301)	120.66	(1,832)	116.90
Outstanding, end of year	120,504	$132.76	119,163	$122.81	113,848	$115.92

In 2023, 2022 and 2021, the Company granted market-based awards totaling 21,789, 19,057, and 37,848, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

In 2023, 2022 and 2021, the Company also granted performance-based restricted stock units totaling 28,326, 28,897 and 21,401, respectively to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity) and has the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In 2023, 5,961 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2020. The weighted average grant date fair value of these awards was $118.54. In 2022, included in the amounts granted above are 7,988 shares related to 2019 performance-based awards that achieved a payout in excess of 100%. The weighted average grant date fair value of these awards was $119.36. In 2021, 14,501 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2018. The weighted average grant date fair value of these awards was $122.27.

Included in 2023 are 2,836 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2020. The weighted average grant date fair value of these awards was $108.15. Included in 2022 are 1,282 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2019. The weighted average grant date fair value of these awards was $133.44. During 2023, 2022 and 2021, there were 598 shares, 1,043 shares, and 932 shares, respectively, of market-based awards that forfeited. Also, during 2023, 2022 and 2021 there were 559 shares, 976 shares, and 900 shares, respectively, of performance-based awards that forfeited.

The increase in fair value from grant date of restricted stock and restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $2.7 million, $2.5 million and $1.2 million, respectively. The increase in the fair value from grant date for performance and market-based restricted stock units that vested in 2023 and 2022 were $1.1 million and $0.6 million, respectively; however, for 2021 there was no increase in fair value from grant date.

At December 31, 2023, the fair value of outstanding restricted stock units was $49.7 million and the weighted average remaining contractual life was 1.2 years. The fair value of outstanding performance and market-based restricted stock units was $16.0 million and the weighted average remaining contractual life was 1.2 years. As of December 31, 2023, there was $32.9 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a weighted average period of 1.6 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

10. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2023	2022	2021
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	35.7	35.6	35.9
Dilutive effect of securities:
Employee stock options	0.1	0.2	0.3
Non-vested stock grants	0.3	0.3	0.2
Diluted shares used in the calculation of earnings per share	36.1	36.1	36.4
Per share effect of dilutive securities on income from continuing operations and net income	$(0.01)	$(0.05)	$(0.18)

Diluted earnings per share during 2023, 2022 and 2021 excludes 0.3 million, 0.1 million and 0.2 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program, the Company had approximately $330 million available at December 31, 2023. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. The Company did not repurchase any shares during 2023, and repurchased approximately 0.2 million and 1.2 million shares through open market purchases during 2022 and 2021, respectively.

11. DIVIDEND RESTRICTIONS

INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of: (a) 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or (b) statutory net income less net realized gains, and including undistributed net income from the previous two calendar years. Hanover Insurance declared and paid dividends to its parent totaling $100.0 million in both 2023 and 2022, and $255.0 million in 2021. At January 1, 2024, the maximum dividend payable without prior approval was $163.3 million. In May 2024, the maximum dividend declared payable without prior approval will increase by $100.0 million to a total amount of $263.3 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of: (a) 10% of policyholders’ surplus as of December 31 of the immediately preceding year or (b) the statutory net income less net realized gains for the immediately preceding calendar year. Citizens declared and paid dividends to its parent, Hanover Insurance, totaling $10.0 million in 2023, $72.0 million in 2022, and $90.0 million in 2021. At January 1, 2024, the maximum dividend payable without prior approval was $49.9 million. In November 2024, the maximum dividend declared payable without prior approval will increase by $10.0 million to a total amount of $59.9 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

12. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental, and product liability businesses. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. For 2023, this consisted of interest on the Company’s senior and subordinated debentures.

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

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Operating revenues:
Core Commercial	$2,216.8	$2,090.7	$1,960.7
Specialty	1,351.7	1,256.5	1,099.2
Personal Lines	2,442.1	2,213.7	2,028.5
Other	15.4	14.2	16.4
Total	6,026.0	5,575.1	5,104.8
Net realized and unrealized investment gains (losses)	(32.5)	(106.5)	123.0
Total revenues	$5,993.5	$5,468.6	$5,227.8
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$16.6	$(28.7)	$(7.5)
Net investment income	151.8	136.2	146.5
Other expense	(1.2)	(0.6)	(1.0)
Core Commercial operating income	167.2	106.9	138.0
Specialty:
Underwriting income	172.9	124.7	69.4
Net investment income	71.1	62.1	62.9
Other expense	(0.5)	(0.8)	(0.4)
Specialty operating income	243.5	186.0	131.9
Personal Lines:
Underwriting income (loss)	(411.6)	(104.2)	65.1
Net investment income	96.8	86.8	89.4
Other income	10.5	8.6	4.0
Personal Lines operating income (loss)	(304.3)	(8.8)	158.5
Other:
Underwriting loss	(2.3)	(1.2)	(1.0)
Net investment income	12.4	11.2	11.9
Other expense	(10.9)	(9.0)	(7.0)
Other operating income (loss)	(0.8)	1.0	3.9
Operating income before interest expense and income taxes	105.6	285.1	432.3
Interest on debt	(34.1)	(34.1)	(34.0)
Operating income before income taxes	71.5	251.0	398.3
Non-operating income (loss) items:
Net realized and unrealized investment gains (losses)	(32.5)	(106.5)	123.0
Other non-operating items	2.1	(0.5)	—
Income from continuing operations before income taxes	$41.1	$144.0	$521.3

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2023	2022
(in millions)	Identifiable Assets
Property and Casualty	$14,526.0	$13,911.0
Assets of discontinued businesses	86.6	84.1
Total	$14,612.6	$13,995.1

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

At December 31, 2023 and 2022, the portion of the discontinued accident and health business that was directly assumed had assets of $84.4 million and $82.2 million, respectively, consisting primarily of invested assets, and liabilities of $83.5 million and $80.9 million, respectively, consisting primarily of policy liabilities. At December 31, 2023 and 2022, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued accident and health and life operations for the years ended December 31, 2023 and 2021, resulted in income, net of taxes, of $0.6 million and $1.6 million, respectively. For the year ended December 31, 2022, this business resulted in losses, net of taxes, of $0.8 million. For the years ended December 31, 2023 and 2021, income tax related to this business resulted in a liability of $0.2 million and $0.4 million, respectively, while income tax related to this business resulted in a benefit of $0.2 million for the year ended December 31, 2022. Results from discontinued accident and health and life operations for 2022 and 2021 and for balances at December 31, 2022 reflect the implementation of ASU 2018-12, effective January 1, 2023. See Item O. “New Accounting Pronouncements” in Note 1 - “Summary of Significant Accounting Policies.”

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

The Company ceded to the MCCA premiums earned and losses and LAE incurred of $32.9 million and $72.8 million in 2023 and $34.6 million and $32.6 million, respectively, in 2022. Including the refund of $183.2 million, during 2021 the Company’s MCCA net impact was a reduction to both direct premiums earned and premiums ceded of $143.7 million. Including the decrease in the Company’s estimated MCCA reinsurance recoverables of $122.9 million, during 2021 the Company’s MCCA net impact was a reduction to ceded incurred losses and LAE of $68.0 million.

The MCCA represented 44.3% of the total reinsurance receivable balance at December 31, 2023. Reinsurance recoverables related to the MCCA were $911.7 million and $883.0 million at December 31, 2023 and 2022, respectively. Since the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from the MCCA identified during the three years ending December 31, 2023, the Company believes it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Premiums written:(1)
Direct	$6,411.9	$6,024.4	$5,310.7
Assumed	21.0	56.4	33.6
Ceded	(622.7)	(604.3)	(350.9)
Net premiums written	$5,810.2	$5,476.5	$4,993.4
Premiums earned:(1)
Direct	$6,255.1	$5,817.6	$5,131.3
Assumed	37.4	47.6	27.7
Ceded	(629.4)	(612.9)	(388.8)
Net premiums earned	$5,663.1	$5,252.3	$4,770.2
Percentage of assumed to net premiums earned	0.7%	0.9%	0.6%
Losses and LAE:
Direct	$4,489.4	$3,940.8	$3,407.1
Assumed	42.5	44.2	17.7
Ceded(2)	(397.3)	(361.6)	(290.6)
Net losses and LAE	$4,134.6	$3,623.4	$3,134.2

(1)
Direct and ceded premiums written and earned in 2021 were reduced by the $183.2 million MCCA refund of premium, as discussed above.
(2)
The ceded losses and LAE in 2021 were reduced by the decrease in MCCA incurred losses that resulted from Michigan automobile reform, as discussed above.

14. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

Reserving Process Overview

Management’s process for establishing loss reserves is comprehensive and involves input from multiple functions throughout the organization, including actuarial, finance, claims, legal, underwriting, distribution and business operations management. A review of loss reserves for each of the classes of business that the Company writes is conducted regularly, generally quarterly. This review process takes into consideration a variety of trends that impact the ultimate settlement of claims. Where appropriate, the loss reserving process includes a review of overall payment patterns and the emergence of paid and reported losses relative to expectations.

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, the Company uses a variety of analytical methods that consider experience, trends and other relevant factors. IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have been reported or expected to be reported in the future and then subtracting reported losses and LAE. IBNR reserves include both incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Reported losses include cumulative paid losses and LAE plus outstanding case reserves. The Company’s ultimate IBNR reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and LAE liabilities not reflected within the case reserves. Case reserves are established by claim personnel individually, on a claim by claim basis, and based on information specific to the occurrence and terms of the underlying policy. Case reserves are periodically reviewed and modified based on new or additional information pertaining to the claim.

For events designated as catastrophes, the Company generally calculates IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence.

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends such as inflation, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line of business and coverage, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. Persistent supply chain disruptions and significant inflation in the U.S. economy in recent years, along with other factors outside our control, have resulted in higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other significant uncertainties persist, including increased attorney involvement in claims resulting in delayed claim settlements and a trend toward higher valued settlements and litigation.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE. Catastrophe losses were $690.1 million in 2023 and $402.6 million in both 2022 and 2021.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,012.6	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,748.6	1,693.8	1,641.6
Net loss and LAE reserves, beginning of year	5,264.0	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	4,150.5	3,656.0	3,205.3
Prior years	(15.9)	(32.6)	(71.1)
Total incurred losses and LAE	4,134.6	3,623.4	3,134.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	2,037.9	1,578.9	1,464.1
Prior years	1,847.6	1,534.3	1,298.7
Total payments	3,885.5	3,113.2	2,762.8
Net reserve for losses and LAE, end of year	5,513.1	5,264.0	4,753.8
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6	1,693.8
Gross reserve for losses and LAE, end of year	$7,308.1	$7,012.6	$6,447.6

The following table provides a summary of (favorable) unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Core Commercial	$(2.0)	$(27.6)	$(27.5)
Specialty	(57.1)	(28.2)	(18.5)
Personal Lines	40.9	22.0	(26.1)
Other	2.3	1.2	1.0
Total loss and LAE reserve development, including catastrophes	$(15.9)	$(32.6)	$(71.1)

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $15.9 million, $32.6 million and $71.1 million in 2023, 2022 and 2021, respectively.

2023

In 2023, net favorable loss and LAE development was $15.9 million, primarily as a result of net favorable development of $57.1 million in Specialty, partially offset by net unfavorable development of $40.9 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses of $36.5 million within the Professional and Executive Lines division, primarily in accident years 2019 through 2022, and lower than expected losses of $12.0 million in the surety line, primarily in accident years 2017 through 2021. The unfavorable development in Personal Lines was primarily due to higher than expected losses of $14.2 million in the personal automobile line, $13.4 million in the standalone personal umbrella coverage, and $11.5 million in the homeowners line. The higher than expected losses in the standalone personal umbrella coverage were primarily in accident years 2021 and 2022. The higher than expected losses in the personal automobile line were primarily within bodily injury coverages in accident years 2018, 2019 and 2022, and within property damage coverages in accident years 2021 and 2022, partially offset by lower than expected losses within personal injury protection coverages in accident years 2021 and 2022. The net unfavorable development within the homeowners line was driven by higher than expected catastrophe losses primarily related to 2022 Winter Storm Elliot. Within Core Commercial, favorable development of $35.4 million in the workers’ compensation line was partially offset by unfavorable development of $15.5 million in the commercial automobile line, $10.4 million in the commercial umbrella coverage and, to a lesser extent, the general liability coverages. The lower than expected losses in the workers’ compensation line were primarily in accident years 2013 through 2021. The higher than expected losses in the commercial automobile line were driven by higher bodily injury and personal injury protection losses in accident years 2014 through 2019 and 2022, partially offset by lower than expected losses in accident years 2020 and 2021. The higher than expected losses in the commercial umbrella coverage were primarily in accident years 2016 through 2019 and 2022.

2022

In 2022, net favorable loss and LAE development was $32.6 million, primarily as a result of net favorable development of $28.2 million in Specialty and net favorable development of $27.6 million in Core Commercial, partially offset by net unfavorable development of $22.0 million in Personal Lines. The favorable development in Specialty was primarily due to lower than expected losses of $26.3 million within the Professional and Executive Lines division, lower than expected losses of $14.5 million in the surety line, and lower than expected losses of $10.9 million in the Marine division, partially offset by higher than expected losses of $23.5 million in the Specialty P&C division. Within Specialty P&C, higher than expected losses of $31.0 million in program business were partially offset by lower than expected losses in the specialty industrial line. The favorable development in Core Commercial was primarily due to lower than expected losses of $32.1 million within the workers’ compensation line in accident years 2013 through 2018 and 2020, and lower than expected losses of $16.4 million within the commercial multiple peril line, driven by favorable catastrophe loss development, partially offset by higher than expected losses of $18.0 million in the commercial automobile line, driven by higher bodily injury and personal injury protection losses in accident years 2016, 2018, 2019 and 2021. Core Commercial favorable catastrophe loss development within the commercial multiple peril line includes lower than expected losses related to certain 2021 events including winter storms, hurricane Ida, tornadoes, and other storms. The unfavorable development in Personal Lines was primarily due to higher than expected losses of $29.3 million in the homeowners line, primarily in accident year 2021. The net unfavorable development within homeowners was driven by higher than expected catastrophe losses related to certain 2021 events including Michigan hail storms and other wind storms, partially offset by lower than expected losses related to 2021 hurricane Ida, and higher than expected non-catastrophe losses due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

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

Carried Reserves

The table below summarizes the gross, ceded and net reserves for losses and LAE and reconciles to the incurred claims development in the following section. Within the Core Commercial segment, commercial multiple peril includes small commercial umbrella policies sold as an endorsement, and general liability and umbrella - occurrence which includes workers’ compensation excess coverages.

YEARS ENDED DECEMBER 31	2023			2022
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,620.3	$(200.8)	$1,419.5	$1,609.1	$(185.2)	$1,423.9
Workers’ compensation	724.1	(126.5)	597.6	719.1	(125.2)	593.9
Commercial automobile liability	491.2	(23.9)	467.3	469.7	(21.8)	447.9
General liability and umbrella - occurrence	519.2	(187.0)	332.2	418.7	(121.8)	296.9
Other core commercial	113.6	(33.3)	80.3	134.3	(54.2)	80.1
Total Core Commercial	3,468.4	(571.5)	2,896.9	3,350.9	(508.2)	2,842.7
Specialty property & casualty	861.6	(296.2)	565.4	820.6	(278.8)	541.8
General liability - claims made	406.9	(22.4)	384.5	381.1	(18.7)	362.4
Other specialty	357.0	(27.6)	329.4	396.4	(66.5)	329.9
Total Specialty	1,625.5	(346.2)	1,279.3	1,598.1	(364.0)	1,234.1
Personal automobile liability	1,621.9	(822.4)	799.5	1,566.7	(820.6)	746.1
Homeowners	377.4	(1.7)	375.7	312.3	(2.8)	309.5
Other personal	149.5	(2.4)	147.1	119.1	(1.6)	117.5
Total Personal Lines	2,148.8	(826.5)	1,322.3	1,998.1	(825.0)	1,173.1
Total Other	65.4	(50.8)	14.6	65.5	(51.4)	14.1
Total loss and LAE reserves	$7,308.1	$(1,795.0)	$5,513.1	$7,012.6	$(1,748.6)	$5,264.0

Core Commercial - general liability and umbrella - occurrence is primarily comprised of the Company’s commercial monoline general liability and umbrella coverages. Other core commercial lines is primarily comprised of commercial property and product liability coverages. Specialty general liability - claims made is comprised of claims made coverages within the Professional and Executive Lines division primarily comprised of professional and management liability lines. Other specialty lines is primarily comprised of marine, surety, healthcare, and fidelity lines. Total Other is comprised of the Company’s run-off voluntary assumed property and casualty reinsurance pools business, run-off direct asbestos and environmental, and product liability businesses, which includes $57.5 million and $57.1 million of gross asbestos and environmental reserves as of December 31, 2023 and 2022, respectively.

Incurred claims development tables

For the following net reserve components, Core Commercial - commercial multiple peril, Core Commercial - workers’ compensation, Core Commercial - commercial automobile liability, Core Commercial - general liability and umbrella - occurrence, Specialty property & casualty, Specialty general liability - claims made, personal automobile liability, and homeowners, the Company is presenting incurred claims development tables by accident year. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The following tables present cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE, and IBNR balances at December 31, 2023. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2023 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2023.

Incurred claim count information presented represents claim frequency by individual claimant and measures the frequency of direct claim settlements that have resulted in or are expected to result in claim payments. Claim count information is presented in a manner consistent with that used in the quarterly loss reserving process. A single claim event, particularly in automobile lines, may result in multiple individual claimants and, therefore, multiple claim counts. Incurred claim counts are comprised of outstanding claims and those that are closed with a loss payment and exclude those that are closed without a loss payment. A single claim event may result in multiple claims closed with a payment when a claim is subsequently reopened with further payment. In this case, a reopened claim payment is counted as an incremental claim settlement. Claim count information is not available for direct and assumed participations in various involuntary pools and residual market mechanisms, which represent approximately 4% or less of both the total net earned premium and net incurred claims for the lines presented. Incurred claim counts are also not adjusted for the effect of claims ceded as part of reinsurance programs, although the incurred losses and cumulative paid losses presented in the following tables are presented net of reinsurance ceded.

Core Commercial - commercial multiple peril
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2023
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2016	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2016	$398.2	$402.5	$401.0	$400.0	$400.1	$396.7	$397.2	$401.3	$6.5	14,426
2017		473.9	481.1	487.5	491.5	494.0	493.6	494.8	13.4	15,377
2018			511.1	495.6	489.5	490.6	495.8	499.7	19.1	15,861
2019				520.2	527.0	533.1	542.6	540.2	30.5	14,895
2020					562.1	546.7	531.5	514.9	45.8	12,989
2021						673.5	658.7	655.1	73.3	14,771
2022							748.1	749.2	145.1	13,903
2023								698.3	266.5	11,956
Total								$4,553.5

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2016	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2016	$128.7	$215.2	$261.9	$306.8	$331.8	$347.7	$365.4	$374.3
2017		157.2	264.1	328.8	377.6	414.5	435.6	448.3
2018			165.7	274.1	326.4	362.9	403.6	429.5
2019				156.5	288.5	348.7	396.3	444.5
2020					200.8	318.6	364.2	401.0
2021						245.1	392.6	450.0
2022							198.2	441.2
2023								240.5
Total								3,229.3
Total reserves for 2016 – 2023 accident years (incurred - paid)								1,324.2
Total reserves for 2015 and prior accident years								72.0
Unallocated loss adjustment expense								23.3
Net reserves at December 31, 2023								$1,419.5

Core Commercial - workers’ compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2023
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2014	2015	2016	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2014	$143.5	$138.0	$125.8	$124.3	$123.1	$120.7	$118.2	$116.4	$112.9	$110.5	$5.7	8,818
2015		157.0	136.0	132.1	125.8	122.2	119.0	116.3	113.8	110.0	7.8	8,921
2016			158.9	152.8	139.9	133.5	128.3	124.9	122.3	118.3	6.2	12,836
2017				159.6	148.7	139.9	136.7	132.4	129.6	125.7	8.2	13,443
2018					165.2	161.3	152.6	150.8	149.2	145.8	13.1	15,037
2019						170.5	165.0	162.9	163.2	159.5	14.8	15,451
2020							167.1	166.8	150.6	142.4	16.0	12,116
2021								178.5	180.8	175.5	17.1	14,510
2022									198.5	205.9	32.4	15,056
2023										202.3	64.8	13,204
Total										$1,495.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2014	2015	2016	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2014	$25.7	$58.5	$75.3	$85.0	$89.8	$93.7	$96.2	$97.6	$98.5	$98.9
2015		24.2	55.0	72.2	81.8	86.2	89.1	91.2	93.2	94.0
2016			29.2	67.0	84.4	93.3	97.2	100.1	102.1	103.5
2017				28.5	63.7	82.0	92.7	99.0	102.6	106.2
2018					32.2	72.0	91.7	104.2	112.0	117.8
2019						30.4	75.7	102.4	116.2	124.5
2020							28.8	71.4	91.8	102.9
2021								40.6	85.3	109.4
2022									41.4	101.8
2023										48.8
Total										1,007.8
Total reserves for 2014 – 2023 accident years (incurred - paid)										488.1
Total reserves for 2013 and prior accident years										90.5
Unallocated loss adjustment expense and other										19.0
Net reserves at December 31, 2023										$597.6

Core Commercial - commercial automobile liability
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2023
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2017	$146.3	$155.6	$164.3	$169.4	$175.6	$176.0	$176.8	$1.4	10,916
2018		170.1	157.6	162.9	171.5	176.1	178.2	6.2	10,611
2019			161.0	167.9	169.7	174.6	181.4	12.9	9,803
2020				153.2	141.5	140.2	134.5	17.4	5,890
2021					154.1	156.5	146.1	33.9	6,134
2022						157.5	173.3	66.7	6,021
2023							171.5	109.3	5,550
Total							$1,161.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2017	$24.9	$64.8	$95.5	$125.8	$144.4	$160.9	$168.3
2018		26.8	52.7	83.2	114.5	142.7	156.0
2019			27.1	64.5	94.8	126.5	147.9
2020				21.0	42.1	71.4	96.3
2021					17.7	45.2	73.7
2022						18.9	53.0
2023							23.7
Total							718.9
Total reserves for 2017 – 2023 accident years (incurred - paid)							442.9
Total reserves for 2016 and prior accident years							19.6
Unallocated loss adjustment expense							4.8
Net reserves at December 31, 2023							$467.3

Core Commercial - general liability and umbrella - occurrence
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2023
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2014	2015	2016	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2014	$70.7	$48.9	$57.9	$60.8	$53.8	$54.0	$53.4	$54.0	$54.0	$55.6	$1.4	1,448
2015		66.6	57.9	58.6	53.8	52.1	50.5	49.1	45.5	43.9	1.7	1,305
2016			58.5	61.0	57.8	55.8	53.7	54.5	54.2	59.2	3.1	1,207
2017				58.2	67.1	66.3	63.0	62.9	61.0	60.8	5.8	1,030
2018					58.8	61.1	60.3	63.3	63.2	65.0	11.9	960
2019						58.9	60.0	60.3	69.3	73.7	14.3	851
2020							56.2	58.9	53.4	52.1	20.1	552
2021								58.3	70.0	73.7	35.9	497
2022									63.3	76.6	47.6	487
2023										72.2	58.7	397
Total										$632.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2014	2015	2016	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2014	$1.6	$7.9	$17.2	$30.3	$38.2	$45.5	$46.0	$47.4	$48.4	$51.1
2015		1.4	7.5	14.1	25.5	32.6	37.3	38.3	40.7	40.2
2016			0.7	7.3	14.8	25.3	31.7	34.4	38.7	52.0
2017				2.3	9.0	19.3	27.1	33.9	42.6	46.8
2018					1.0	4.4	18.8	27.2	38.1	40.7
2019						4.3	8.7	16.5	28.2	38.2
2020							2.1	9.2	11.9	17.8
2021								1.5	6.6	17.3
2022									0.4	9.3
2023										5.4
Total										318.8
Total reserves for 2014 – 2023 accident years (incurred - paid)										314.0
Total reserves for 2013 and prior accident years										15.0
Unallocated loss adjustment expense and other										3.2
Net reserves at December 31, 2023										$332.2

Specialty property & casualty
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2023
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2017	$189.6	$185.3	$190.1	$193.9	$195.6	$199.1	$198.1	$7.1	6,850
2018		193.0	194.1	193.7	190.2	191.1	191.1	9.8	6,399
2019			212.2	209.4	225.7	237.1	236.8	18.4	6,480
2020				181.1	170.8	164.9	169.5	19.8	5,235
2021					202.9	213.9	210.2	41.7	5,868
2022						218.3	215.3	67.1	5,487
2023							229.7	116.2	3,973
Total							$1,450.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2017	$55.5	$102.6	$125.9	$138.7	$155.6	$168.5	$177.3
2018		56.0	107.9	124.9	140.3	158.6	170.4
2019			71.5	113.9	136.5	164.9	187.1
2020				40.4	84.0	101.2	121.9
2021					59.2	106.6	125.9
2022						60.7	106.5
2023							61.1
Total							950.2
Total reserves for 2017 – 2023 accident years (incurred - paid)							500.5
Total reserves for 2016 and prior accident years							44.6
Unallocated loss adjustment expense							20.3
Net reserves at December 31, 2023							$565.4

Specialty - general liability - claims made
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2023
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2017	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2017	$99.1	$100.6	$96.1	$94.1	$92.5	$93.6	$94.1	$1.9	1,047
2018		112.2	117.8	121.2	121.7	121.6	121.7	4.8	1,170
2019			119.8	119.5	125.6	127.6	126.7	7.1	1,213
2020				137.3	134.2	123.3	119.1	10.0	1,295
2021					148.2	144.8	134.6	32.3	1,194
2022						162.3	149.0	59.4	1,234
2023							170.5	98.8	2,530
Total							$915.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2017	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2017	$12.1	$40.9	$65.5	$74.8	$81.0	$86.3	$89.3
2018		14.4	50.3	78.9	93.6	102.9	112.0
2019			16.5	53.3	77.0	95.4	107.4
2020				16.8	50.6	75.0	89.4
2021					15.8	49.9	76.7
2022						18.1	54.0
2023							17.9
Total							546.7
Total reserves for 2017 – 2023 accident years (incurred - paid)							369.0
Total reserves for 2016 and prior accident years							8.5
Unallocated loss adjustment expense							7.0
Net reserves at December 31, 2023							$384.5

Personal automobile liability
($ in millions)							As of
Incurred Losses and ALAE, Net of Reinsurance							December 31, 2023
YEARS ENDED DECEMBER 31,								Cumulative
								Incurred
Accident	2018	2019	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2018	$394.2	$395.3	$400.3	$406.7	$409.3	$412.2	$5.4	43,182
2019		431.2	431.8	436.1	438.9	443.5	7.2	42,513
2020			378.0	347.0	312.3	307.0	13.7	26,449
2021				407.2	411.6	408.5	35.1	30,591
2022					441.9	458.6	90.8	33,237
2023						489.9	200.3	32,736
Total						$2,519.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2018	2019	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2023
2018	$121.7	$237.2	$307.4	$353.1	$382.8	$397.9
2019		131.0	262.2	336.6	385.1	413.3
2020			95.9	179.2	231.8	267.6
2021				106.4	225.9	304.4
2022					117.2	255.0
2023						143.1
Total						1,781.3
Total reserves for 2018 – 2023 accident years (incurred - paid)						738.4
Total reserves for 2017 and prior accident years						44.0
Unallocated loss adjustment expense						17.1
Net reserves at December 31, 2023						$799.5

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2023
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident	2020	2021	2022			Claim
Year	Unaudited	Unaudited	Unaudited	2023	IBNR	Count
2020	$418.8	$423.3	$424.9	$427.7	$3.0	35,333
2021		461.4	489.9	487.9	5.1	39,172
2022			548.5	557.0	10.6	34,989
2023				874.4	185.1	44,865
Total				$2,347.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2020	2021	2022
Year	Unaudited	Unaudited	Unaudited	2023
2020	$281.5	$387.7	$408.1	$417.8
2021		306.9	449.1	471.4
2022			324.1	511.7
2023				590.4
Total				1,991.3
Total reserves for 2020 – 2023 accident years (incurred - paid)				355.7
Total reserves for 2019 and prior accident years				13.9
Unallocated loss adjustment expense				6.1
Net reserves at December 31, 2023				$375.7

The following table is information about average historical claims duration as of December 31, 2023. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Core Commercial - commercial multiple peril	32.9%	23.9%	10.7%	8.9%	7.7%	4.5%	3.5%	2.2%
Core Commercial - workers’ compensation	22.1%	28.7%	14.8%	8.4%	4.5%	3.1%	2.2%	1.4%	0.8%	0.4%
Core Commercial - commercial automobile liability	13.8%	18.7%	18.5%	17.7%	12.7%	8.4%	4.2%
Core Commercial - general liability and umbrella - occurrence	3.2%	10.1%	14.2%	17.2%	13.8%	9.3%	4.3%	10.2%	0.3%	4.9%
Specialty property & casualty	27.8%	23.1%	9.9%	9.7%	9.2%	6.3%	4.4%
Specialty - general liability - claims made	12.3%	27.8%	21.7%	12.1%	7.9%	6.6%	3.2%
Personal automobile liability	28.5%	28.8%	17.5%	11.2%	6.8%	3.7%
Homeowners	63.6%	29.2%	4.7%	2.3%

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

16. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2023, 2022 and 2021.

Statutory capital and surplus differs from shareholders’ equity reported in accordance with U.S. GAAP primarily because under the statutory basis of accounting, deferred acquisition costs are expensed when incurred, generally bonds are carried at amortized cost, certain assets are non-admitted, and the recognition of deferred tax assets is based on different recoverability assumptions.

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2023	2022	2021
Statutory Net Income	$36.5	$231.8	$301.3
Statutory Capital and Surplus	2,642.7	2,690.4	2,720.0

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $667.0 million, $645.9 million and $593.9 million, which equals the Authorized Control Level at December 31, 2023, 2022 and 2021, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financing reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers and our Code of Conduct that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Jeffrey M. Farber, 59

Executive Vice President, Chief Financial Officer

Mr. Farber joined THG in 2016 after spending the previous five years with American International Group (AIG). He joined AIG as Senior Vice President and Deputy Chief Financial Officer and then was appointed Chief Risk Officer, Commercial and Consumer Business. Prior to AIG, Mr. Farber served as Executive Vice President and Chief Financial Officer of GAMCO Investors, Inc., a public company asset manager. Previously, he held senior accounting and finance roles at The Bear Stearns Companies, Inc., most recently as Senior Managing Director, Controller and Senior Vice President, responsible for finance, tax and global procurement. He began his career at Deloitte & Touche LLP, rising to partner in the firm.

Dennis F. Kerrigan, 59

Executive Vice President, Chief Legal Officer and Assistant Secretary

Mr. Kerrigan joined the Company as Executive Vice President, Deputy General Counsel and Assistant Secretary, in January 2020, becoming General Counsel (Chief Legal Officer) in April 2020. Before joining THG, Mr. Kerrigan was Executive Vice President, General Counsel and Corporate Secretary for Zurich North America, from 2008 to 2019. Previously, he was a litigation partner with the law firm then known as Dewey & LeBoeuf.

Richard W. Lavey, 56

Executive Vice President; President, Hanover Agency Markets

Mr. Lavey has served as Executive Vice President, and President Hanover Agency Markets since 2017. Mr. Lavey previously served as Executive Vice President, Chief Growth Innovation Officer from February 2017 to November 2017. Prior to that time, he was President, Personal Lines of THG since 2014 and Chief Marketing Officer since 2011, assuming responsibility for Field Operations in 2016. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Chief Distribution Officer, Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing and Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

Willard T. Lee, 54

Executive Vice President, Chief Information and Innovation Officer

Mr. Lee became Executive Vice President, Chief Information and Innovation Officer in 2021 after briefly serving as Deputy Chief Information and Technology Innovation Officer. Prior to that time, he was Business and Innovation CIO of THG since 2017 and Chief Operating Officer, Specialty Lines since 2012. Mr. Lee joined THG in 2003 and during this time has also served in the following roles: Vice President, Corporate Development and Vice President, Commercial Lines Product Development. Prior to joining THG, Mr. Lee worked for BancTec/Plexus.

David J. Lovely, 61

Executive Vice President, Chief Claims Officer

Mr. Lovely joined the Company as Executive Vice President and Chief Claims Officer in January 2023. Prior to joining THG, he served as Director, Financial Crime Unit, at PricewaterhouseCoopers (“PWC”), a global, leading public accounting, audit and consulting firm, from June 2022 to December 2022. Before joining PWC, Mr. Lovely was the UK and Global Chief Claims Officer of Aviva from May 2014 to 2021, and had spent many years in senior claims leadership roles at companies including Chubb Insurance, Allianz Insurance Group and General Electric Company, and began his career at Liberty Mutual.

Denise M. Lowsley, 52

Executive Vice President, Chief Human Resources Officer

Ms. Lowsley joined the Company as Executive Vice President and Chief Human Resources Officer in 2019. Prior to joining the Company, she spent the previous 10 years as Senior Vice President and Chief Human Resources Officer at The Navigators Group, Inc., a specialty property and casualty insurance holding company. Before joining Navigators, Ms. Lowsley was International Vice President, Compensation and Benefits at New York Life Insurance Company, and had spent the previous 10 years at Liberty Mutual Insurance Group, rising to the role of Global Human Resources Manager.

John C. Roche, 60

President and Chief Executive Officer

Mr. Roche became President and Chief Executive Officer in 2017. Prior to that he led the Company’s personal and commercial lines businesses as Executive Vice President and President, Hanover Agency Markets. Since joining the Company in 2006, Mr. Roche has served in several senior leadership positions, including President, Business Insurance; Vice President, Field Operations, Marketing and Distribution; and Vice President, Commercial Lines Underwriting and Product Management. Prior to joining the Company, he served in senior roles at the St. Paul Travelers Companies. He began his career at Fireman’s Fund and Atlantic Mutual, where he held a number of underwriting and management positions.

Bryan J. Salvatore, 59

Executive Vice President; President, Specialty

Mr. Salvatore joined the Company in 2017 as Executive Vice President and President, Specialty. Prior to joining the Company, he spent 20 years with Zurich North America in a number of leadership roles, most recently serving as President of the company's specialty products business since 2012. Prior to joining Zurich in 1997, Mr. Salvatore was a Director in the programs division of Frank Crystal & Co., Inc., a leading brokerage firm.

OTHER SENIOR CORPORATE OFFICER OF THE REGISTRANT

Warren E. Barnes, 62

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

ANNUAL MEETING OF SHAREHOLDERS

The 2024 Annual Meeting of Shareholders has been scheduled for May 14, 2024. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 18, 2024.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “About The Hanover – Our governance – Company policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. In addition, we expect our agents, contractors and others with whom we do business to act in accordance with our Code of Conduct. We will disclose any future amendments to the Code of Conduct (other than technical, administrative or non-substantive amendments) within four business days following the date of such amendment. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided, free of charge, by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2024, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,722,081	$111.57	4,161,759
Equity compensation plans not approved by security holders	—	—	—
Total	1,722,081	$111.57	4,161,759
(1)
Includes 585,039 shares of common stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units, and market-based restricted stock units (assuming the maximum award amount) of which, 24,592 represent dividend equivalent shares associated with the 2021, 2022 and 2023 awards. The weighted average exercise price does not take these awards into account.
(2)
On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and provided authorization for 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or Stock Appreciation Right will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the Plan will reduce the pool by 3.2 shares. On May 9, 2023, shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase Plan authorizing the issuance of 1,250,000 shares under such plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2024, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2024, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2024, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 68 to 113 of this Form 10-K.

		Page No. in this Report
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)		68
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021		70
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021		71
Consolidated Balance Sheets as of December 31, 2023 and 2022		72
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021		73
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021		74
Notes to Consolidated Financial Statements		75

(A)(2) FINANCIAL STATEMENTS SCHEDULES
		Page No. in this Report
I	Summary of Investments - Other than Investments in Related Parties as of December 31, 2023	125
II	Condensed Financial Information of Registrant as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021	126
III	Supplementary Insurance Information as of and for the years ended December 31, 2023, 2022 and 2021	129
IV	Reinsurance	130
V	Valuation and Qualifying Accounts as of December 31, 2023, 2022 and 2021	131
VI	Supplemental Information Concerning Property and Casualty Insurance Operations as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021	132

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

3.2

Amended and Restated By-Laws of the Registrant, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2023 and incorporated herein by reference.

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

4.9

Form of Security Certificate representing the 4.5% Notes due 2026, previously filed as Exhibit 4.3 (and included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

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

+10.23

The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Annex 1 to the Registrant’s Proxy Statement filed with the Commission on March 25, 2022 and incorporated herein by reference.

+10.24

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 and incorporated herein by reference.

+10.25

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 and incorporated herein by reference.

+10.26

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 and incorporated herein by reference.

+10.27

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 and incorporated herein by reference.

+10.28

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.29

Form of Side Letter Agreement for New Participants in The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan waiving right to IRC §280G “Gross-Up” Payments, previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2016 and incorporated herein by reference.

\
+10.30

Description of 2023 — 2024 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 and incorporated herein by reference.

+10.31	The Hanover Insurance Group, Inc. Amended and Restated Non-Employee Director Deferral Plan.

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

+10.34

Form of Leadership Severance Arrangement, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2018 and incorporated herein by reference.

+10.35

Offer Letter, dated December 2, 2019, by and between Dennis F. Kerrigan and the Registrant, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2021 and incorporated herein by reference.

10.36

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

10.37

Credit Agreement, dated as of July 21, 2023, by and among the Hanover Insurance Group, Inc., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2023, and incorporated herein by reference.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m. 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1	The Hanover Insurance Group, Inc. Policy for Recoupment of Incentive Compensation.

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets at December 31, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (embedded within EX-101).

+ Management contract or compensatory plan or arrangement.

(P) Paper exhibits.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 22, 2024	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2024	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 22, 2024	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 22, 2024	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller Principal Accounting Officer
Date: February 22, 2024	By:	*
Francisco A. Aristeguieta,
Director
Date: February 22, 2024	By:	*
Kevin J. Bradicich,
Director
Date: February 22, 2024	By:	*
Theodore H. Bunting, Jr.,
Director
Date: February 22, 2024	By:	*
Jane D. Carlin,
Director
Date: February 22, 2024	By:	*
J. Paul Condrin III,
Director
Date: February 22, 2024	By:	*
Cynthia L. Egan, Chair of the Board
Date February 22, 2024	By:	*
Martin P. Hughes,
Director
Date: February 22, 2024	By:	*
Kathleen S. Lane,
Director
Date: February 22, 2024	By:	*
Joseph R. Ramrath,
Director
Date: February 22, 2024	By:	*
Elizabeth A. Ward,
Director

Date: February 22, 2024	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2023
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$1,798.2	$1,626.8	$1,626.8
States, municipalities and political subdivisions	1,306.0	1,181.9	1,181.9
Foreign governments	2.2	2.2	2.2
Public utilities	350.2	330.3	330.3
All other corporate bonds	5,106.9	4,831.8	4,831.8
Total fixed maturities	8,563.5	7,973.0	7,973.0
Equity securities:
Common stocks:
Public utilities	12.7	25.0	25.0
Banks, trusts and insurance companies	1.6	2.4	2.4
Industrial, miscellaneous and all other	38.9	97.0	97.0
Nonredeemable preferred stock	1.0	6.5	6.5
Total equity securities	54.2	130.9	130.9
Mortgage loans on real estate	381.4	351.8	371.4
Other long-term investments	378.3	425.5	425.5
Short-term investments	12.3	12.3	12.3
Total investments	$9,389.7	$8,893.5	$8,913.1
(1)
Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)
Mortgage loans on real estate are shown on the balance sheet net of the allowance for credit losses.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Revenues
Net investment income	$11.5	$9.0	$8.7
Net realized gains (losses) from sales and other	(1.1)	(1.2)	1.2
Other income	0.5	0.4	—
Total revenues	10.9	8.2	9.9
Expenses
Interest expense	34.1	34.0	34.0
Employee benefit related expenses	3.9	2.7	1.5
Interest expense on loan from subsidiary	7.0	6.9	6.9
Other operating expenses	4.8	6.8	5.8
Total expenses	49.8	50.4	48.2
Net loss before income taxes and equity in income of subsidiaries	(38.9)	(42.2)	(38.3)
Income tax benefit	10.8	13.6	16.4
Equity in income of subsidiaries	62.2	144.6	444.7
Income from continuing operations	34.1	116.0	422.8
Income from discontinued Chaucer business (net of income tax expense of $0.3)	1.2	—	—
Net income	35.3	116.0	422.8
Other comprehensive income (loss), net of tax	184.3	(810.7)	(246.1)
Comprehensive income (loss)	$219.6	$(694.7)	$176.7

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2023	2022
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $296.1 and $310.3)	$283.5	$290.3
Equity securities - at fair value	1.2	1.1
Cash and cash equivalents	38.3	43.2
Investments in subsidiaries	3,039.7	2,898.2
Net receivable from subsidiaries	25.3	26.2
Current income tax receivable	2.8	2.1
Other assets	3.2	2.7
Total assets	$3,394.0	$3,263.8
Liabilities
Expenses and state taxes payable	$9.9	$12.4
Interest payable	10.3	10.3
Debt	908.2	907.4
Total liabilities	928.4	930.1
Shareholders' Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,939.2	1,913.1
Accumulated other comprehensive loss	(517.2)	(701.5)
Retained earnings	2,909.4	2,992.9
Treasury stock at cost (24.7 and 24.9 million shares)	(1,866.4)	(1,871.4)
Total shareholders' equity	2,465.6	2,333.7
Total liabilities and shareholders' equity	$3,394.0	$3,263.8

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2023	2022	2021
(in millions)
Cash flows from operating activities
Net income	$35.3	$116.0	$422.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment (gains) losses	1.1	1.2	(1.2)
Equity in net income of subsidiaries	(62.2)	(144.6)	(444.7)
Dividends received from subsidiaries, net of capital contributed	0.7	12.2	89.5
Deferred income tax benefit	(0.4)	(2.5)	(2.0)
Change in expenses and taxes payable	(5.6)	4.7	(14.1)
Change in net receivable from subsidiaries	24.1	18.3	16.9
Other, net	1.4	3.2	4.8
Net cash provided by (used in) operating activities	(5.6)	8.5	72.0
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	111.4	155.0	238.7
Purchase of fixed maturities	—	(15.3)	(60.6)
Net cash provided by investing activities	111.4	139.7	178.1
Cash flows from financing activities
Proceeds from exercise of employee stock options	6.5	13.3	20.5
Dividends paid to shareholders	(117.2)	(108.9)	(102.2)
Repurchases of common stock	—	(30.8)	(162.6)
Net cash used in financing activities	(110.7)	(126.4)	(244.3)
Net change in cash and cash equivalents	(4.9)	21.8	5.8
Cash and cash equivalents, beginning of year	43.2	21.4	15.6
Cash and cash equivalents, end of year	$38.3	$43.2	$21.4

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $98.6 million, $98.8 million and $166.0 million were transferred to the parent company in 2023, 2022 and 2021, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2023
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$223.0	$3,461.5	$1,066.8	$6.9	$2,060.3	$151.8	$1,354.9	$443.8	$250.9	$2,107.0
Specialty	193.6	1,619.6	755.1	5.9	1,274.2	71.1	645.5	329.5	133.2	1,293.3
Personal Lines	204.2	2,148.8	1,280.6	—	2,328.6	96.8	2,131.9	402.7	211.6	2,409.9
Other	—	65.4	—	—	—	12.4	2.3	—	20.1	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(8.1)	—
Total	$620.8	$7,295.3	$3,102.5	$12.8	$5,663.1	$332.1	$4,134.6	$1,176.0	$641.8	$5,810.2

DECEMBER 31, 2022
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$212.6	$3,344.9	$1,016.9	$6.0	$1,950.5	$136.2	$1,336.5	$417.7	$229.6	$1,999.9
Specialty	188.3	1,592.6	747.9	5.5	1,189.0	62.1	641.8	303.9	124.8	1,243.7
Personal Lines	203.9	1,998.1	1,189.4	—	2,112.8	86.8	1,643.9	371.6	207.0	2,232.9
Other	—	65.5	—	—	—	11.2	1.2	—	20.3	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—
Total	$604.8	$7,001.1	$2,954.2	$11.5	$5,252.3	$296.3	$3,623.4	$1,093.2	$608.0	$5,476.5

DECEMBER 31, 2021
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$197.6	$2,986.5	$964.9	$4.5	$1,810.9	$146.5	$1,220.1	$380.0	$222.6	$1,864.8
Specialty	172.4	1,516.9	702.6	5.1	1,029.9	62.9	591.1	261.2	115.0	1,118.9
Personal Lines	182.0	1,868.4	1,067.4	—	1,929.4	89.4	1,322.0	341.5	206.5	2,009.7
Other	—	66.2	—	—	—	11.9	1.0	—	18.8	—
Interest on Debt	—	—	—	—	—	—	—	—	34.0	—
Eliminations	—	—	—	—	—	—	—	—	(7.3)	—
Total	$552.0	$6,438.0	$2,734.9	$9.6	$4,770.2	$310.7	$3,134.2	$982.7	$589.6	$4,993.4

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

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 13 — “Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions) Description	Balance at beginning of period	Additions (Charged to costs and expenses)	Deductions	Balance at end of period
2023
Allowance for doubtful accounts	$6.2	$13.1	$(14.2)	$5.1
Allowance for uncollectible reinsurance recoverables	7.9	—	(1.0)	6.9
	$14.1	$13.1	$(15.2)	$12.0
2022
Allowance for doubtful accounts	$6.3	$10.9	$(11.0)	$6.2
Allowance for uncollectible reinsurance recoverables	8.9	—	(1.0)	7.9
	$15.2	$10.9	$(12.0)	$14.1
2021
Allowance for doubtful accounts	$9.3	$10.1	$(13.1)	$6.3
Allowance for uncollectible reinsurance recoverables	6.6	2.3	—	8.9
	$15.9	$12.4	$(13.1)	$15.2

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)
Consolidated Property and Casualty Subsidiaries
2023	$620.8	$7,308.1	$—	$3,102.5
2022	$604.8	$7,012.6	$—	$2,954.2

	Earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
			Current year	Prior years
2023	$5,663.1	$332.1	$4,150.5	$(15.9)	$1,176.0	$3,885.5	$5,810.2
2022	$5,252.3	$296.3	$3,656.0	$(32.6)	$1,093.2	$3,113.2	$5,476.5
2021	$4,770.2	$310.7	$3,205.3	$(71.1)	$982.7	$2,762.8	$4,993.4
(1)
Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,795.0 million and $1,748.6 million of reinsurance recoverable on unpaid losses in 2023 and 2022, respectively. Unearned premiums are shown gross of prepaid premiums of $99.1 million and $104.9 million in 2023 and 2022, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.
(2)
The Company does not use discounting techniques.