Form 10-Q
period 2024-03-31
HANOVER INSURANCE GROUP, INC.
filed 2024-05-02
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock was 35,942,946 as of April 30, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Revenues
Premiums	$1,448.6	$1,380.0
Net investment income	89.7	78.7
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(1.3)	(1.1)
Net change in fair value of equity securities	6.5	(7.1)
Recoveries (impairments) on investments:
Credit-related recoveries (impairments)	0.3	(4.5)
Losses on intent to sell securities	—	(10.3)
	0.3	(14.8)
Total net realized and unrealized investment gains (losses)	5.5	(23.0)
Fees and other income	7.3	8.0
Total revenues	1,551.1	1,443.7
Losses and expenses
Losses and loss adjustment expenses	935.2	1,017.4
Amortization of deferred acquisition costs	299.0	288.8
Interest expense	8.5	8.5
Other operating expenses	163.1	146.5
Total losses and expenses	1,405.8	1,461.2
Income (loss) before income taxes	145.3	(17.5)
Income tax expense (benefit):
Current	28.7	2.2
Deferred	1.1	(7.7)
Total income tax expense (benefit)	29.8	(5.5)
Net income (loss)	115.5	(12.0)
Earnings per common share:
Basic:
Net income (loss) per share	$3.22	$(0.34)
Weighted average shares outstanding	35.8	35.6
Diluted:
Net income (loss) per share	$3.18	$(0.34)
Weighted average shares outstanding	36.3	35.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net income (loss)	$115.5	$(12.0)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income (Loss)	(33.9)	93.3
Having credit losses recognized in the Consolidated Statements of Income (Loss)	(0.2)	1.0
Total available-for-sale securities	(34.1)	94.3
Pension and postretirement benefits:
Net change in net actuarial loss	1.4	1.6
Long-duration insurance contracts:
Net change in market risk	1.0	(2.1)
Total other comprehensive income (loss), net of tax	(31.7)	93.8
Comprehensive income	$83.8	$81.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2024	2023
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,645.4 and $8,573.9)	$8,015.4	$7,985.3
Equity securities, at fair value	137.4	130.9
Other investments	794.4	796.9
Total investments	8,947.2	8,913.1
Cash and cash equivalents	264.6	316.1
Accrued investment income	57.9	58.2
Premiums and accounts receivable, net	1,739.5	1,705.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,999.8	2,056.1
Deferred acquisition costs	619.3	620.8
Deferred income tax asset	180.2	173.3
Goodwill	178.8	178.8
Other assets	521.4	504.0
Assets of discontinued businesses	85.4	86.6
Total assets	$14,594.1	$14,612.6
Liabilities
Loss and loss adjustment expense reserves	$7,331.1	$7,308.1
Unearned premiums	3,104.9	3,102.5
Expenses and taxes payable	679.1	775.9
Reinsurance premiums payable	61.6	64.3
Debt	783.4	783.2
Liabilities of discontinued businesses	111.3	113.0
Total liabilities	12,071.4	12,147.0
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,941.3	1,939.2
Accumulated other comprehensive loss	(548.9)	(517.2)
Retained earnings	2,993.9	2,909.4
Treasury stock at cost (24.6 million and 24.7 million shares)	(1,864.2)	(1,866.4)
Total shareholders’ equity	2,522.7	2,465.6
Total liabilities and shareholders’ equity	$14,594.1	$14,612.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,939.2	1,913.1
Employee and director stock-based awards and other	2.1	0.5
Balance at end of period	1,941.3	1,913.6
Accumulated Other Comprehensive Loss, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(462.8)	(641.4)
Net appreciation (depreciation) on available-for-sale securities	(34.1)	94.3
Balance at end of period	(496.9)	(547.1)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(54.8)	(64.1)
Net amount recognized as net periodic benefit cost	1.4	1.6
Balance at end of period	(53.4)	(62.5)
Long Duration Insurance Contracts:
Balance at beginning of period	0.4	4.0
Net change in market risk	1.0	(2.1)
Balance at end of period	1.4	1.9
Total accumulated other comprehensive loss	(548.9)	(607.7)
Retained Earnings
Balance at beginning of period	2,909.4	2,992.9
Net income (loss)	115.5	(12.0)
Dividends to shareholders	(31.0)	(29.3)
Balance at end of period	2,993.9	2,951.6
Treasury Stock
Balance at beginning of period	(1,866.4)	(1,871.4)
Net shares reissued at cost under employee stock-based compensation plans	2.2	2.3
Balance at end of period	(1,864.2)	(1,869.1)
Total shareholders’ equity	$2,522.7	$2,389.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$115.5	$(12.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	(5.5)	22.8
Net amortization and depreciation	0.8	2.2
Stock-based compensation expense	6.7	7.1
Amortization of defined benefit plan costs	1.7	2.0
Deferred income tax expense (benefit)	1.1	(7.7)
Change in deferred acquisition costs	1.5	7.0
Change in premiums receivable, net of reinsurance premiums payable	(36.6)	6.8
Change in loss, loss adjustment expense and unearned premium reserves	24.9	145.6
Change in reinsurance recoverable	56.3	(8.2)
Change in expenses and taxes payable	(89.6)	(114.0)
Other, net	(18.1)	(33.5)
Net cash provided by operating activities	58.7	18.1
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	213.8	171.7
Proceeds from disposals of equity securities and other investments	17.9	7.8
Purchase of fixed maturities	(289.5)	(259.2)
Purchase of equity securities and other investments	(14.4)	(23.3)
Capital expenditures	(2.6)	(3.5)
Net cash used in investing activities	(74.8)	(106.5)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.2	3.0
Dividends paid to shareholders	(30.5)	(28.9)
Other financing activities	(9.1)	(9.2)
Net cash used in financing activities	(35.4)	(35.1)
Net change in cash and cash equivalents	(51.5)	(123.5)
Cash and cash equivalents, beginning of period	316.1	305.0
Cash and cash equivalents, end of period	$264.6	$181.5

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information.” All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024.

2. New Accounting Pronouncements

Recently Issued Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires entities to disclose an annual tabular rate reconciliation, using both percentages and currency amounts, broken out into specific categories, to the extent those items exceed a specified threshold. In addition, all entities are required to disclose annual income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, and for individual jurisdictions when the amount is at least five percent of total income tax payments, net of refunds received. This Update is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. This guidance may be implemented either on a prospective or retrospective basis. The Company does not expect implementation of this guidance to have a material effect on its financial position or results of operations, as the Update is disclosure related.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2024
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$520.0	$—	$520.0	$0.5	$58.8	$461.7
Foreign governments	3.5	—	3.5	—	—	3.5
Municipals	1,300.7	—	1,300.7	3.8	131.5	1,173.0
Corporate	4,109.2	(1.6)	4,107.6	16.6	235.8	3,888.4
Residential mortgage-backed	1,469.1	—	1,469.1	2.7	145.7	1,326.1
Commercial mortgage-backed	873.0	—	873.0	0.1	67.5	805.6
Other asset-backed	371.5	—	371.5	0.5	14.9	357.1
Total fixed maturities	$8,647.0	$(1.6)	$8,645.4	$24.2	$654.2	$8,015.4

	December 31, 2023
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$512.9	$—	$512.9	$1.4	$51.7	$462.6
Foreign governments	2.2	—	2.2	—	—	2.2
Municipals	1,309.3	—	1,309.3	5.5	129.6	1,185.2
Corporate	4,053.8	(1.9)	4,051.9	22.9	225.1	3,849.7
Residential mortgage-backed	1,435.6	—	1,435.6	5.5	130.2	1,310.9
Commercial mortgage-backed	890.3	—	890.3	0.1	72.2	818.2
Other asset-backed	371.7	—	371.7	0.7	15.9	356.5
Total fixed maturities	$8,575.8	$(1.9)	$8,573.9	$36.1	$624.7	$7,985.3

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2024
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$481.3	$476.7
Due after one year through five years	2,744.1	2,641.8
Due after five years through ten years	2,403.5	2,136.9
Due after ten years	302.9	271.2
	5,931.8	5,526.6
Mortgage-backed and other asset-backed securities	2,713.6	2,488.8
Total fixed maturities	$8,645.4	$8,015.4

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023, including the length of time the securities have been in an unrealized loss position:

	March 31, 2024
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.6	$98.3	$57.2	$323.1	$58.8	$421.4
Foreign governments	—	—	—	1.9	—	1.9
Municipals	1.1	85.3	130.4	943.8	131.5	1,029.1
Corporate	2.3	260.7	223.9	2,779.6	226.2	3,040.3
Residential mortgage-backed	3.5	286.9	142.2	859.1	145.7	1,146.0
Commercial mortgage-backed	0.1	8.4	67.4	763.8	67.5	772.2
Other asset-backed	0.2	41.4	14.7	252.4	14.9	293.8
Total investment grade	8.8	781.0	635.8	5,923.7	644.6	6,704.7
Below investment grade:
Corporate	1.2	34.0	8.4	67.9	9.6	101.9
Total fixed maturities	$10.0	$815.0	$644.2	$5,991.6	$654.2	$6,806.6

	December 31, 2023
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.6	$62.2	$51.1	$331.0	$51.7	$393.2
Foreign governments	—	—	—	2.0	—	2.0
Municipals	2.5	72.5	127.1	935.2	129.6	1,007.7
Corporate	1.3	159.9	214.9	2,870.2	216.2	3,030.1
Residential mortgage-backed	1.2	139.3	129.0	865.4	130.2	1,004.7
Commercial mortgage-backed	0.2	14.0	72.0	770.0	72.2	784.0
Other asset-backed	0.1	28.1	15.8	260.2	15.9	288.3
Total investment grade	5.9	476.0	609.9	6,034.0	615.8	6,510.0
Below investment grade:
Corporate	2.5	33.8	6.4	66.2	8.9	100.0
Commercial mortgage-backed	—	—	—	0.9	—	0.9
Total below investment grade	2.5	33.8	6.4	67.1	8.9	100.9
Total fixed maturities	$8.4	$509.8	$616.3	$6,101.1	$624.7	$6,610.9

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2024	2023
(in millions)
Proceeds from sales	$27.8	$27.6
Gross gains	0.1	0.1
Gross losses	1.5	1.4

D. Impairments (Recoveries)

For the three months ended March 31, 2024, we recognized $0.3 million of recoveries on previously impaired fixed maturities. For the three months ended March 31, 2023, the Company recognized net impairments of $14.8 million, primarily consisting of $10.3 million of intent to sell fixed maturity securities and $4.1 million of estimated credit losses on mortgage loans.

At March 31, 2024 and December 31, 2023, the allowance for credit losses on mortgage loans was $9.7 million and $10.0 million respectively, and the allowance for credit losses on available-for-sale debt securities was $1.6 million and $1.9 million, respectively.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended March 31,
(in millions)	2024	2023
Allowance for credit losses as of the beginning of the period	$10.0	$3.2
Reductions for disposals	(0.3)	—
Additional credit losses on investments for which an allowance was previously recognized	—	4.1
Recoveries	—	(0.1)
Allowance for credit losses as of the end of the period	$9.7	$7.2

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

E. Equity securities

The following table provides pre-tax net unrealized gains (losses) on equity securities. There were no realized gains or losses from sales of equities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in millions)	2024	2023
Net unrealized gains (losses) recognized during the period on equity securities still held	$6.5	$(7.1)

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
•
Foreign governments – estimates of appropriate market spread versus underlying related sovereign treasury curve(s) dependent on liquidity and direct or contingent support.
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

The estimated fair values of the financial instruments were as follows:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$8,015.4	$8,015.4	$7,985.3	$7,985.3
Fair Value through Net Income:
Equity securities	137.4	137.4	130.9	130.9
Other investments	114.4	114.4	118.4	118.4
Amortized Cost/Cost:
Other investments	402.2	379.7	413.1	393.5
Cash and cash equivalents	264.6	264.6	316.1	316.1
Total financial instruments	$8,934.0	$8,911.5	$8,963.8	$8,944.2

Financial Liabilities carried at:
Amortized Cost:
Debt	$783.4	$734.1	$783.2	$727.5

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first three months of 2024 and 2023, the Company did not adjust any prices received from its pricing services.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. As previously discussed, the Company utilizes third party pricing services for the valuation of the majority of its fixed maturities and equity securities. The pricing services have indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If a pricing service discontinues pricing an investment, the Company will use observable market data to the extent it is available, but may also be required to make assumptions for market-based inputs that are unavailable due to market conditions.

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$461.7	$327.1	$134.6	$—
Foreign governments	3.5	—	3.5	—
Municipals	1,173.0	—	1,164.8	8.2
Corporate	3,888.4	—	3,888.4	—
Residential mortgage-backed, U.S. agency backed	1,184.8	—	1,184.8	—
Residential mortgage-backed, non-agency	141.3	—	141.3	—
Commercial mortgage-backed	805.6	—	798.8	6.8
Other asset-backed	357.1	—	357.1	—
Total fixed maturities	8,015.4	327.1	7,673.3	15.0
Equity securities	137.4	129.8	—	7.6
Other investments	3.8	—	—	3.8
Total investment assets at fair value	$8,156.6	$456.9	$7,673.3	$26.4

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$462.6	$324.3	$138.3	$—
Foreign governments	2.2	—	2.2	—
Municipals	1,185.2	—	1,176.6	8.6
Corporate	3,849.7	—	3,849.6	0.1
Residential mortgage-backed, U.S. agency backed	1,168.7	—	1,168.7	—
Residential mortgage-backed, non-agency	142.2	—	142.2	—
Commercial mortgage-backed	818.2	—	811.2	7.0
Other asset-backed	356.5	—	356.5	—
Total fixed maturities	7,985.3	324.3	7,645.3	15.7
Equity securities	130.9	123.3	—	7.6
Other investments	3.8	—	—	3.8
Total investment assets at fair value	$8,120.0	$447.6	$7,645.3	$27.1

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2024 and December 31, 2023, the fair values of these investments were $110.6 million and $114.6 million, respectively, less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$264.6	$264.6	$—	$—
Other investments	379.7	—	6.1	373.6
Total financial instruments	$644.3	$264.6	$6.1	$373.6

Liabilities:
Debt	$734.1	$—	$734.1	$—

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$316.1	$316.1	$—	$—
Other investments	393.5	—	6.1	387.4
Total financial instruments	$709.6	$316.1	$6.1	$387.4

Liabilities:
Debt	$727.5	$—	$727.5	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended March 31, 2024
Balance January 1, 2024	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Transfers out of Level 3	—	(0.1)	—	(0.1)	—	(0.1)
Total losses included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Settlements	(0.3)	—	(0.1)	(0.4)	—	(0.4)
Balance March 31, 2024	$8.2	$—	$6.8	$15.0	$11.4	$26.4
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)

Three Months Ended March 31, 2023
Balance January 1, 2023	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.1	—	0.2	0.3	—	0.3
Settlements	(0.3)	—	(0.2)	(0.5)	—	(0.5)
Balance March 31, 2023	$9.1	$0.1	$7.5	$16.7	$11.1	$27.8
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.1	$—	$0.2	$0.3	$—	$0.3

During the three months ended March 31, 2024, a fixed maturity security was transferred from Level 3 to Level 2 because it was valued by a pricing service with observable inputs rather than being valued by the Company’s internal matrix model. There were no transfers between Level 2 and Level 3 for the three months ended March, 31, 2023. The Company held no Level 3 liabilities for the three months ended March 31, 2024 and 2023.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets.

			March 31, 2024		December 31, 2023
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$8.2	6.1 - 6.8% (6.7%)	$8.6	6.1 - 6.8% (6.7%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	—	— —	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	6.8	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)	7.0	3.0 - 3.1% (3.0%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.2	N/A
	Internal price based on financing round	Discount for: Market liquidity	6.4	27.0% (27.0%)	6.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.8	16.8% (16.8%)	3.8	16.8% (16.8%)

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

5. Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2024 and 2023 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $29.8 million and a benefit of $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2019.

6. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2024	2023
(in millions)	Pension Plans
Interest cost	$5.1	$5.5
Expected return on plan assets	(5.1)	(5.5)
Recognized net actuarial loss	1.7	1.9
Net periodic pension cost	$1.7	$1.9

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2024			2023
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statement of Income (Loss)	$(43.9)	$9.2	$(34.7)	$107.7	$(22.6)	$85.1
Net unrealized gains arising during period for those having credit losses in Consolidated Statement of Income (Loss)	0.1	(0.1)	—	0.8	(0.1)	0.7
Amount of losses realized from sales and other recognized in Consolidated Statement of Income (Loss)	1.5	(0.7)	0.8	1.1	(1.0)	0.1
Amount of credit-related impairments (recoveries) recognized in the Consolidated Statement of Income (Loss)	(0.3)	0.1	(0.2)	0.4	(0.1)	0.3
Amount of additional impairment losses recognized in the Consolidated Statement of Income (Loss)	—	—	—	10.3	(2.2)	8.1
Net unrealized gains (losses)	(42.6)	8.5	(34.1)	120.3	(26.0)	94.3
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.7	(0.3)	1.4	2.0	(0.4)	1.6
Long-duration insurance contracts:
Net change in market risk	1.3	(0.3)	1.0	(2.7)	0.6	(2.1)
Other comprehensive income (loss)	$(39.6)	$7.9	$(31.7)	$119.6	$(25.8)	$93.8

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income (Loss) is Presented
Net unrealized losses on investment securities	$(1.5)	$(1.1)	Net realized losses from sales and other
	0.3	(10.7)	Recoveries (impairments) on investments
	(1.2)	(11.8)	Total before tax
	0.6	3.3	Income tax benefit (expense)
	(0.6)	(8.5)	Continuing operations, net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.7)	(2.0)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.4	Income tax benefit (expense)
	(1.4)	(1.6)	Continuing operations, net of tax
Net change in market risk	0.3	—	Discontinued life businesses
	(0.1)	—	Income tax benefit (expense)
	0.2	—	Discontinued life businesses, net of tax
Total reclassifications for the period	$(1.8)	$(10.1)	Expense reflected in income (loss), net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2024 and 2023.

8. Segment Information

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment is Opus Investment Management, Inc. (“Opus”), which provides investment management services to THG, as well as institutions, pension funds, and other organizations. The Company expects to exit substantially all of Opus’ business operations serving unaffiliated entities by the end of the second quarter of 2024. Investment management services provided by Opus to THG related to its investment-grade fixed maturities portfolio will also be transferred to an external manager. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental, and product liability businesses. The separate financial information is presented consistent with the way results are regularly evaluated by the CODM in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its reporting segments. This consists primarily of interest on the Company’s senior and subordinated debentures.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating revenues:
Core Commercial	$571.0	$544.7
Specialty	342.5	330.5
Personal Lines	628.4	587.8
Other	3.7	3.7
Total	1,545.6	1,466.7
Net realized and unrealized investment gains (losses)	5.5	(23.0)
Total revenues	$1,551.1	$1,443.7
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$30.9	$(24.8)
Net investment income	40.8	36.1
Other expense	(0.2)	(0.1)
Core Commercial operating income	71.5	11.2
Specialty:
Underwriting income	38.9	30.7
Net investment income	20.3	17.0
Other income (expense)	(0.4)	0.6
Specialty operating income	58.8	48.3
Personal Lines:
Underwriting loss	(9.1)	(72.2)
Net investment income	25.6	22.6
Other income	2.4	3.0
Personal Lines operating income (loss)	18.9	(46.6)
Other:
Underwriting income	—	—
Net investment income	3.0	3.0
Other expense	(2.5)	(2.7)
Other operating income	0.5	0.3
Operating income before interest expense and income taxes	149.7	13.2
Interest on debt	(8.5)	(8.5)
Operating income before income taxes	141.2	4.7
Non-operating items:
Net realized and unrealized investment gains (losses)	5.5	(23.0)
Other non-operating	(1.4)	0.8
Income (loss) from continuing operations before income taxes	$145.3	$(17.5)

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	March 31, 2024	December 31, 2023
Property and Casualty	$14,508.7	$14,526.0
Assets of discontinued businesses	85.4	86.6
Total	$14,594.1	$14,612.6

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2024, there were 2,372,052 and 1,239,496 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Stock-based compensation expense	$6.7	$7.1
Tax benefit	(1.4)	(1.5)
Stock-based compensation expense, net of taxes	$5.3	$5.6

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2024 and 2023 is summarized below.

	Three Months Ended March 31,
	2024		2023
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,137,042	$111.57	1,080,852	$107.07
Granted	150,731	134.26	135,019	140.01
Exercised	(66,405)	81.26	(36,286)	96.03
Forfeited or cancelled	(2,277)	134.26	(1,046)	115.79
Outstanding, end of period	1,219,091	115.98	1,178,539	111.17

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2024		2023
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	376,626	$132.04	378,256	$124.88
Granted	154,826	133.26	146,464	138.71
Vested	(118,768)	115.43	(125,686)	118.10
Forfeited	(7,370)	131.90	(965)	123.64
Outstanding, end of period	405,314	137.37	398,069	132.11
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	120,504	$132.76	119,163	$122.81
Granted	53,336	132.27	50,115	137.90
Vested	(41,290)	112.36	(44,781)	114.14
Forfeited	(6,339)	108.06	(3,803)	109.07
Outstanding, end of period	126,211	140.47	120,694	132.73

In the first three months of 2024 and 2023, the Company granted market-based awards totaling 25,414 shares and 21,789 shares, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2024 and 2023 are 6,339 shares and 2,836 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2024 and 2023, respectively.

The Company also granted performance-based restricted stock units in 2024 and 2023, totaling 27,922 shares and 28,326 shares, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amount granted above in 2024 and 2023 are 2,615 shares and 5,961 shares, respectively, related to performance-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2024 and 2023, respectively.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Basic shares used in the calculation of earnings per share	35.8	35.6
Dilutive effect of securities:
Employee stock options	0.2	—
Non-vested stock grants	0.3	—
Diluted shares used in the calculation of earnings per share	36.3	35.6
Per share effect of dilutive securities on net income (loss)	$(0.04)	$—

Diluted earnings per share for the three months ended March 31, 2024 and 2023 excludes 0.5 million and 0.9 million, respectively, of shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program, the Company had approximately $330 million available at March 31, 2024. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Gross reserve for losses and LAE, beginning of period	$7,308.1	$7,012.6
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6
Net reserve for losses and LAE, beginning of period	5,513.1	5,264.0
Net incurred losses and LAE in respect of losses occurring in:
Current year	952.6	1,020.4
Prior years	(17.4)	(3.0)
Total incurred losses and LAE	935.2	1,017.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	236.1	222.0
Prior years	654.7	667.3
Total payments	890.8	889.3
Net reserve for losses and LAE, end of period	5,557.5	5,392.1
Reinsurance recoverable on unpaid losses	1,773.6	1,751.3
Gross reserve for losses and LAE, end of period	$7,331.1	$7,143.4

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $17.4 million and $3.0 million in 2024 and 2023, respectively.

2024

For the three months ended March 31, 2024, net favorable loss and LAE development was $17.4 million, primarily as a result of favorable Core Commercial development of $13.0 million. The favorable development in Core Commercial was primarily due to lower than expected losses and LAE in the commercial multiple peril line, primarily related to 2022 and 2023 events, including hurricane Ian and tornadic activity and, to a lesser extent, due to lower than expected losses and LAE across several other lines of business.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries.

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any of our forward-looking statements. For important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2023 Annual Report on Form 10-K.

Executive Overview

Business operations consist of four reporting segments: Core Commercial, Specialty, Personal Lines and Other.

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

During the three months ended March 31, 2024, our net income was $115.5 million, compared to net loss of $12.0 million for the three months ended March 31, 2023, an increase of $127.5 million. This favorable change was primarily due to higher after-tax operating income, and to a lesser extent, favorable changes in after-tax net realized and unrealized investment gains and losses.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $149.7 million for the three months ended March 31, 2024, compared to $13.2 million for the three months ended March 31, 2023, an increase of $136.5 million. This increase was primarily due to lower catastrophe losses across all segments, improvements in current accident year underwriting results in both our Personal Lines and Specialty segments and higher net investment income. The higher catastrophe losses in the first three months of 2023 were primarily due to widespread wind, hail and tornadic activity and several severe freeze events across multiple states.

Pre-tax catastrophe losses were $86.9 million for the three months ended March 31, 2024, compared to $175.0 million during the same period of 2023, a decrease of $88.1 million. Net favorable development on prior years’ loss reserves was $10.4 million for the three months ended March 31, 2024, compared to $3.0 million for the three months ended March 31, 2023, an increase of $7.4 million.

Core Commercial

Core Commercial includes two businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (monoline general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhancing franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 3.0% in the first three months of 2024, compared to the same period in 2023, primarily driven by renewal price increases, partially offset by lower retention driven by underwriting actions. Underwriting results increased in the first three months of 2024, primarily due to lower catastrophe losses and favorable development on prior years’ loss reserves. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 4.8% in the first three months of 2024, compared to the same period in 2023, primarily due to renewal price increases. Underwriting results increased in the first three months of 2024 compared to the same period in 2023, primarily due to lower catastrophe losses and lower current accident year losses, partially offset by less favorable development on prior years’ loss reserves. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written were flat in the first three months of 2024, compared to the same period in 2023, primarily due to renewal price increases being largely offset by decreased new business and lower retention. Underwriting results increased in the first three months of 2024, compared to the same period in 2023, primarily due to lower catastrophe losses, improvements in current accident year underwriting results, and favorable development on prior years’ loss reserves.

Description of Segments

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. Included in the “Other” segment is Opus Investment Management, Inc. (“Opus”), which provides investment management services to THG, as well as institutions, pension funds, and other organizations. We expect to exit substantially all of Opus’ business operations serving unaffiliated entities by the end of the second quarter of 2024. Investment management services provided by Opus to THG related to its investment-grade fixed maturities portfolio will also be transferred to an external manager. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and our run-off voluntary assumed property and casualty pools, run-off direct asbestos and environmental, and product liability businesses.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2024 was $115.5 million, compared to a net loss of $12.0 million for the three months ended March 31, 2023, an increase of $127.5 million. The change year-over-year reflects higher operating income, net of tax, of $107.3 million and a $22.0 million favorable change related to after-tax net realized and unrealized investment gains and losses. Operating income before interest expense and income taxes was $149.7 million for the three months ended March 31, 2024, compared to $13.2 million for the three months ended March 31, 2023, an increase of $136.5 million. This increase was primarily due to lower catastrophe losses across all of our segments, improvements in current accident year underwriting results in both our Personal Lines and Specialty segments, and higher net investment income.

The following table reflects operating income (loss) before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income (loss) from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating income (loss) before interest expense and income taxes:
Core Commercial	$71.5	$11.2
Specialty	58.8	48.3
Personal Lines	18.9	(46.6)
Other	0.5	0.3
Operating income before interest expense and income taxes	149.7	13.2
Interest expense on debt	(8.5)	(8.5)
Operating income before income taxes	141.2	4.7
Income tax expense on operating income	(29.3)	(0.1)
Operating income	111.9	4.6
Non-operating items:
Net realized and unrealized investment gains (losses)	5.5	(23.0)
Other non-operating	(1.4)	0.8
Income tax benefit (expense) on non-operating items	(0.5)	5.6
Net income (loss)	$115.5	$(12.0)

Non-GAAP Financial Measures

In addition to consolidated net income (loss), discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four reporting segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest expense and income taxes excludes interest expense on debt and certain other items, which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before interest expense and income taxes enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income before interest expense and income taxes, which is a non-GAAP measure, should not be construed as a substitute for income (loss) before income taxes and operating income should not be construed as a substitute for net income (loss).

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating income and net income (loss). Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and loss adjustment expenses (“LAE”) reserve development.

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by reporting segment. The operating results are presented before interest expense, income taxes and other items, which management believes are not indicative of our core operations, including realized gains and losses, as well as unrealized gains and losses on equity securities, and the results of discontinued operations.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating revenues
Net premiums written	$1,454.0	$1,421.5
Net premiums earned	$1,448.6	$1,380.0
Net investment income	89.7	78.7
Other income	7.3	8.0
Total operating revenues	1,545.6	1,466.7
Losses and operating expenses
Losses and LAE	935.2	1,017.4
Amortization of deferred acquisition costs	299.0	288.8
Other operating expenses	161.7	147.3
Total losses and operating expenses	1,395.9	1,453.5
Operating income before interest expense and income taxes	$149.7	$13.2

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Operating income before interest expense and income taxes was $149.7 million for the three months ended March 31, 2024, compared to $13.2 million for the three months ended March 31, 2023, an increase of $136.5 million. This increase was primarily due to lower catastrophe losses across all segments, improvements in current accident year underwriting results in both our Personal Lines and Specialty segments, and higher net investment income. The higher catastrophe losses in the first three months of 2023 were primarily due to widespread wind, hail and tornadic activity and several severe freeze events across multiple states.

Net premiums written increased $32.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in net premiums written was primarily due to renewal price increases.

Premium Production and Underwriting Results

The following tables summarize premiums written on a gross and net basis, net premiums earned and, loss and LAE (including catastrophe losses), expense, and combined ratios for our Core Commercial, Specialty and Personal Lines segments. Loss and LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$660.0	$582.4	$528.9	3.9	60.7	33.2	93.9
Specialty	408.4	339.8	320.9	2.2	50.6	37.0	87.6
Personal Lines	557.4	531.8	598.8	9.9	75.5	25.5	101.0
Total	$1,625.8	$1,454.0	$1,448.6	6.0	64.6	30.9	95.5

	Three Months Ended March 31, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$634.1	$565.3	$507.4	12.6	71.8	32.9	104.7
Specialty	392.5	324.3	311.7	6.9	54.6	35.3	89.9
Personal Lines	550.7	531.9	560.9	16.0	86.1	26.1	112.2
Total	$1,577.3	$1,421.5	$1,380.0	12.7	73.7	30.7	104.4

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2024					2023
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$42.4	$44.8	$50.0	$—	$137.2	$42.6	$34.1	$29.0	$—	$105.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	9.2	1.1	0.1	—	10.4	(3.5)	18.1	(11.6)	—	3.0
Prior year favorable (unfavorable) catastrophe development	3.8	3.2	—	—	7.0	0.7	4.3	(5.0)	—	—
Current year catastrophe losses	(24.5)	(10.2)	(59.2)	—	(93.9)	(64.6)	(25.8)	(84.6)	—	(175.0)
Underwriting profit (loss)	30.9	38.9	(9.1)	—	60.7	(24.8)	30.7	(72.2)	—	(66.3)
Net investment income	40.8	20.3	25.6	3.0	89.7	36.1	17.0	22.6	3.0	78.7
Fees and other income	1.3	1.3	4.0	0.7	7.3	1.2	1.8	4.3	0.7	8.0
Other operating expenses	(1.5)	(1.7)	(1.6)	(3.2)	(8.0)	(1.3)	(1.2)	(1.3)	(3.4)	(7.2)
Operating income (loss) before interest expense and income taxes	$71.5	$58.8	$18.9	$0.5	$149.7	$11.2	$48.3	$(46.6)	$0.3	$13.2

Core Commercial

Core Commercial net premiums written were $582.4 million for the three months ended March 31, 2024, compared to $565.3 million for the three months ended March 31, 2023. This $17.1 million increase in net premiums written was primarily driven by renewal price increases, partially offset by lower retention driven by underwriting actions.

Core Commercial underwriting profit for the three months ended March 31, 2024 was $30.9 million, compared to an underwriting loss of $24.8 million for the three months ended March 31, 2023, an improvement in underwriting results of $55.7 million. Catastrophe losses for the three months ended March 31, 2024 were $20.7 million, compared to $63.9 million for the three months ended March 31, 2023, a decrease of $43.2 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2024 was $9.2 million, compared to net unfavorable development of $3.5 million for the three months ended March 31, 2023, a favorable change of $12.7 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $42.4 million for the three months ended March 31, 2024, compared to $42.6 million for the three months ended March 31, 2023. The $0.2 million decrease in underwriting results was primarily driven by higher employee-based compensation costs, partially offset by earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $339.8 million for the three months ended March 31, 2024, compared to $324.3 million for the three months ended March 31, 2023. The $15.5 million increase in net premiums written was primarily due to renewal price increases.

Specialty underwriting profit for the three months ended March 31, 2024 was $38.9 million, compared to $30.7 million for the three months ended March 31, 2023, an increase of $8.2 million. Catastrophe losses for the three months ended March 31, 2024 were $7.0 million, compared to $21.5 million for the three months ended March 31, 2023, a decrease of $14.5 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2024 was $1.1 million, compared to $18.1 million for the three months ended March 31, 2023, a decrease of $17.0 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $44.8 million for the three months ended March 31, 2024, compared to $34.1 million for the three months ended March 31, 2023. The $10.7 million increase in underwriting results was primarily due to lower current accident year losses, relative to earned premiums, in our specialty industrial business and, to a lesser extent, from improved underwriting results in several other lines of business, partially offset by higher employee-based compensation costs and business growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $531.8 million for the three months ended March 31, 2024, compared to $531.9 million for the three months ended March 31, 2023. The $0.1 million decrease in net premiums written was primarily driven by renewal price increases and other underwriting actions, resulting in decreased new business and lower retention.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2024 were $317.0 million, compared to $323.0 million for the three months ended March 31, 2023, a decrease of $6.0 million. Personal automobile PIF decreased by 5.5% since March 31, 2023. Net premiums written in the homeowners and other lines of business for the three months ended March 31, 2024 were $214.8 million, compared to $208.9 million for the three months ended March 31, 2023, an increase of $5.9 million. Homeowners PIF decreased by 4.7% since March 31, 2023.

Personal Lines underwriting loss for the three months ended March 31, 2024 was $9.1 million, compared to $72.2 million for the three months ended March 31, 2023, an improvement in underwriting results of $63.1 million. Catastrophe losses for the three months ended March 31, 2024 were $59.2 million, compared to $89.6 million for the three months ended March 31, 2023, a decrease of $30.4 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2024 was $0.1 million, compared to unfavorable development of $11.6 million for the three months ended March 31, 2023, a favorable change of $11.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $50.0 million for the three months ended March 31, 2024, compared to $29.0 million for the three months ended March 31, 2023. The $21.0 million increase in underwriting results was primarily due to lower current accident year losses, relative to earned premiums, in our personal automobile and homeowners lines, as well as earned premium growth and lower expenses.

We have been taking actions to improve financial results and reduce volatility within our Personal Lines segment. These actions include increasing pricing, changing certain policy terms and conditions, and being more selective on new business quoting, where permissible, around certain geographies, driver and vehicle history, and building and roof condition type. We were able to obtain pricing increases of approximately 30% in our homeowners line and 18% in our personal automobile line during the first quarter of 2024 and believe that our ability to obtain pricing increases will continue. Consistent with our expectations, PIF declined in the first three months of 2024, driven by lower new business, as our new business pricing is at levels at or above our renewal price increases. We expect our sequential PIF counts to continue to shrink throughout the year. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory environment. These factors, along with the aforementioned actions, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating income of $0.5 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023, an increase of $0.2 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Gross reserve for losses and LAE, beginning of period	$7,308.1	$7,012.6
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6
Net reserve for losses and LAE, beginning of period	5,513.1	5,264.0
Net incurred losses and LAE in respect of losses occurring in:
Current year	952.6	1,020.4
Prior year non-catastrophe loss development	(10.4)	(3.0)
Prior year catastrophe loss development	(7.0)	—
Total incurred losses and LAE	935.2	1,017.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	236.1	222.0
Prior years	654.7	667.3
Total payments	890.8	889.3
Net reserve for losses and LAE, end of period	5,557.5	5,392.1
Reinsurance recoverable on unpaid losses	1,773.6	1,751.3
Gross reserve for losses and LAE, end of period	$7,331.1	$7,143.4

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	March 31,	December 31,
(in millions)	2024	2023
Commercial multiple peril	$1,576.5	$1,565.7
Workers’ compensation	748.0	738.3
Commercial automobile	504.1	501.5
Other core commercial	665.9	662.9
Total Core Commercial	3,494.5	3,468.4
Specialty Property & Casualty	860.1	869.9
Professional and Executive Lines	563.3	551.1
Marine	127.7	130.9
Surety and Other	75.6	73.6
Total Specialty	1,626.7	1,625.5
Personal automobile	1,665.2	1,681.6
Homeowners and Other	480.5	467.2
Total Personal Lines	2,145.7	2,148.8
Total Other	64.2	65.4
Total loss and LAE reserves	$7,331.1	$7,308.1

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella, and monoline property. “Specialty Property & Casualty” includes program business, specialty industrial and commercial property, excess and surplus lines, and specialty general liability coverage. “Professional and Executive Lines” includes professional and management liability, fidelity and crime, and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off voluntary assumed property and casualty reinsurance pools business and our run-off direct asbestos and environmental, and product liability businesses.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(9.2)	$(3.8)	$(13.0)	$3.5	$(0.7)	$2.8
Specialty	(1.1)	(3.2)	(4.3)	(18.1)	(4.3)	(22.4)
Personal Lines	(0.1)	—	(0.1)	11.6	5.0	16.6
Other	—	—	—	—	—	—
Total prior year favorable development	$(10.4)	$(7.0)	$(17.4)	$(3.0)	$—	$(3.0)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2024 will also occur in future periods. We encourage you to read our 2023 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the three months ended March 31, 2024, favorable catastrophe development was $7.0 million, primarily due to lower than expected losses in our commercial multiple peril line related to 2022 and 2023 events, including hurricane Ian and tornadic activity. For the three months ended March 31, 2023, total catastrophe loss development was not meaningful.

2024 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2024, net favorable loss and LAE development, excluding catastrophes, was $10.4 million. Core Commercial favorable loss and LAE development of $9.2 million was due to lower than expected losses across several lines of business.

2023 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2023, net favorable loss and LAE development, excluding catastrophes, was $3.0 million. Specialty favorable loss and LAE development of $18.1 million was primarily due to lower than expected losses of $11.3 million in our Professional and Executive Lines division, notably in accident years 2019 through 2022 and, to a lesser extent, lower than expected losses in our surety line. Personal Lines unfavorable loss and LAE development of $11.6 million was primarily due to higher than expected losses in our personal automobile line within property damage coverages in accident year 2022. Core Commercial unfavorable loss and LAE development of $3.5 million was primarily due to higher than expected losses and LAE in our commercial automobile and commercial multiple peril lines.

Reinsurance Recoverables

Reinsurance recoverables were $1,999.8 million and $2,056.1 million at March 31, 2024 and December 31, 2023, respectively, of which $120.3 million and $162.0 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $57.0 million and $72.2 million at March 31, 2024 and December 31, 2023, and billable non-MCCA reinsurance recoverables totaled $63.3 million and $89.8 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, billed balances outstanding greater than 90 days were not material.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Fixed maturities	$75.7	$68.3
Limited partnerships	9.2	5.3
Mortgage loans	3.7	4.0
Equity securities	0.8	1.9
Other investments	3.8	2.5
Investment expenses	(3.5)	(3.3)
Net investment income	$89.7	$78.7
Earned yield, fixed maturities	3.52%	3.27%
Earned yield, total portfolio	3.70%	3.34%

The increase in net investment income for the three months ended March 31, 2024 was primarily due to the impact of higher new money yields, higher partnership income and the continued investment of operational cashflows. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2024		December 31, 2023
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$8,015.4	87.0%	$7,985.3	86.5%
Limited partnerships and other investments	433.0	4.7	425.5	4.6
Mortgage and other loans	361.4	3.9	371.4	4.0
Equity securities, at fair value	137.4	1.5	130.9	1.5
Cash and cash equivalents	264.6	2.9	316.1	3.4
Total cash and investments	$9,211.8	100.0%	$9,229.2	100.0%

Cash and Investments

Total cash and investments decreased $17.4 million, or 0.2%, for the three months ended March 31, 2024 as compared to December 31, 2023. The decrease was primarily due to net market value depreciation and the funding of financing activities, including our dividend payment, partially offset by continued investment of cashflows from operations.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2024
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$520.0	$461.7	$(58.3)	$(8.0)
Foreign governments	BBB-	3.5	3.5	—	—
Municipals:
Taxable	AA	1,246.8	1,117.7	(129.1)	(2.5)
Tax-exempt	AA+	53.9	55.3	1.4	(1.1)
Corporate	BBB+	4,107.6	3,888.4	(219.2)	(17.0)
Asset-backed:
Residential mortgage-backed	AA+	1,469.1	1,326.1	(143.0)	(18.3)
Commercial mortgage-backed	AAA	873.0	805.6	(67.4)	4.7
Other asset-backed	AA	371.5	357.1	(14.4)	0.8
Total fixed maturities	A+	$8,645.4	$8,015.4	$(630.0)	$(41.4)

The increase in net unrealized losses on fixed maturities was due to higher interest rates, partially offset by tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2024			December 31, 2023
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$6,211.7	$5,729.6	71.5%	$6,109.6	$5,661.8	70.9%
2	Baa	2,022.2	1,874.9	23.4	2,061.5	1,918.5	24.0
3	Ba	181.9	182.5	2.3	166.7	168.6	2.1
4	B	182.3	183.9	2.3	194.7	196.5	2.5
5	Caa and lower	29.1	26.7	0.3	24.8	22.6	0.3
6	In or near default	18.2	17.8	0.2	16.6	17.3	0.2
Total fixed maturities		$8,645.4	$8,015.4	100.0%	$8,573.9	$7,985.3	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment-grade securities at March 31, 2024 and December 31, 2023. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio is as follows:

	March 31, 2024			December 31, 2023
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$2,021.1	$1,985.1	24.8%	$1,967.9	$1,935.6	24.2%
2-4 years	2,237.6	2,144.0	26.8	2,351.6	2,265.8	28.4
4-6 years	2,246.7	2,062.7	25.7	2,180.4	2,024.2	25.4
6-8 years	1,816.6	1,559.6	19.5	1,756.3	1,499.6	18.8
8-10 years	170.4	140.0	1.7	168.0	139.1	1.7
10+ years	153.0	124.0	1.5	149.7	121.0	1.5
Total fixed maturities	$8,645.4	$8,015.4	100.0%	$8,573.9	$7,985.3	100.0%
Weighted average duration		3.9			3.9

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

Impairments (Recoveries)

For the three months ended March 31, 2024, we recognized $0.3 million of recoveries on previously impaired fixed maturities. For the three months ended March 31, 2023, we recognized net impairments of $14.8 million, consisting of losses of $10.7 million on fixed maturity securities, primarily related to intent to sell securities in the banking sector, and $4.1 million of estimated credit losses on mortgage loans.

At March 31, 2024 and December 31, 2023, the allowance for credit losses on mortgage loans was $9.7 million and $10.0 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $1.6 million and $1.9 million, respectively.

The carrying value of fixed maturity securities on non-accrual status at March 31, 2024, December 31, 2023, and March 31, 2023 was $14.8 million. At March 31, 2024, a mortgage loan with a carrying value of $7.1 million was also on non-accrual status. The effects on income of non-accruals for fixed maturity securities and mortgage loans for the three months ended March 31, 2024 and March 31, 2023, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities and mortgage loans, were not material. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2024 were $654.2 million, an increase of $29.5 million compared to December 31, 2023, primarily attributable to higher interest rates, partially offset by tighter credit spreads. At March 31, 2024, gross unrealized losses consisted primarily of $235.8 million on corporate fixed maturities, $145.7 million on residential mortgage-backed securities, $131.5 million on municipals, $67.5 million on commercial mortgage-backed securities and $58.8 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2024	2023
Due in one year or less	$4.7	$4.6
Due after one year through five years	110.0	96.9
Due after five years through ten years	276.9	271.9
Due after ten years	34.5	33.0
	426.1	406.4
Mortgage-backed and other asset-backed securities	228.1	218.3
Total fixed maturities	$654.2	$624.7

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

During the first quarter of 2024, the U.S. economy continued its trend of economic resiliency. Strength in consumer spending and the labor market persisted, however inflation continues to exceed the Federal Reserve’s (the “Fed”) two percent long-term target. In light of this, the Fed held the federal funds target rate at a range of 5.25% to 5.50% and has indicated that it does not expect to reduce the target range until it has greater confidence that inflation is moving toward its two percent target. Tighter financial conditions remain a challenge to the U.S. economy and may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Geopolitical risks also create economic uncertainty, the extent of which is unknown. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income (loss) also included the following items:

	Three Months Ended March 31,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
2024
Net realized and unrealized investment gains	$2.6	$1.3	$1.6	$—	$5.5
Other non-operating	—	—	—	(1.4)	(1.4)

2023
Net realized and unrealized investment losses	$(10.4)	$(4.9)	$(6.5)	$(1.2)	$(23.0)
Other non-operating	—	—	0.2	0.6	0.8

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses, and net realized and unrealized investment gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment gains were $5.5 million for the three months ended March 31, 2024, compared to net realized and unrealized investment losses of $23.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, net realized and unrealized investment gains were primarily due to $6.5 million of changes in the fair value of equity securities, partially offset by net realized losses from sales of investments. For the three months ended March 31, 2023, net realized and unrealized investment losses were primarily due to impairment losses on investments, including $10.3 million of losses related to intent to sell securities and $4.5 million of credit-related impairments. Additionally, for the three months ended March 31, 2023, we recognized net realized and unrealized investment losses of $7.1 million due to changes in the fair value of equity securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The provision for income taxes from continuing operations was an expense of $29.8 million compared to a benefit of $5.5 million for the three months ended March 31, 2024 and 2023, respectively. These amounts resulted in consolidated effective tax rates of 20.5% on pre-tax income and 31.4% on the pre-tax loss for the three months ended March 31, 2024 and 2023, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $0.4 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. Absent these items, the provisions for income taxes would have been an expense of $31.3 million, or 21.5% and a benefit of $3.7 million, or 21.1%, for the three months ended March 31, 2024 and 2023, respectively.

The income tax provision on operating results was an expense of $29.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These provisions resulted in effective tax rates for operating income of 20.8% and 2.1% for the three months ended March 31, 2024 and 2023, respectively. These provisions reflect the aforementioned excess tax benefits related to stock-based compensation of $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Absent this item, the provisions for income taxes would have been an expense of $30.4 million, or 21.5% and $1.1 million, or 23.4%, for the three months ended March 31, 2024 and 2023, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2023 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2023 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2024	2023
Total Statutory Capital and Surplus	$2,762.3	$2,642.7

The statutory capital and surplus for our insurance subsidiaries increased $119.6 million during the first three months of 2024. This increase was primarily due to underwriting profits and, to a lesser extent, from an increase in unrealized investment gains.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2024, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,369.8	$684.9	201%	402%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first three months of 2024, Hanover Insurance did not provide dividends to the holding company.

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

Net cash provided by operating activities was $58.7 million during the first three months of 2024, as compared to $18.1 million during the first three months of 2023, an increase of $40.6 million. The increase in cash provided was primarily due to an increase in premiums received.

Net cash used in investing activities was $74.8 million during the first three months of 2024, as compared to $106.5 million during the first three months of 2023. During the first three months of 2024, cash used in investing activities primarily related to net purchases of fixed maturities. During the first three months of 2023, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, to net purchases of equity securities.

Net cash used in financing activities was $35.4 million during the first three months of 2024, as compared to $35.1 million during the first three months of 2023. During the first three months of 2024 and 2023, cash used in financing activities primarily resulted from a quarterly dividend payment to our shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2024, as declared by the Board, we paid a quarterly dividend, of $0.85 per share, to our shareholders totaling $30.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2024, THG, as a holding company, held approximately $285.0 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Extending into the first quarter of 2024, uncertainty in the financial markets continued to affect the value of investments currently held by THG and its subsidiaries, many of which remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur which could cause us to sell those securities in a loss position before their values fully recover, thereby resulting in the recognition of impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2024, we did not repurchase any shares under this program. As of March 31, 2024, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At March 31, 2024, we had borrowing capacity of $137.2 million. There were no outstanding borrowings under this short-term facility at March 31, 2024; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. We currently have no borrowings under this credit agreement. During the first three months of 2024, we had no borrowings under this agreement.

At March 31, 2024, we were in compliance with the covenants of our debt and credit agreements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 12 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the first three months of 2024 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2024 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors, nor can we assess the impact, if any, that they may have on our business in the future.

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
•
changes in frequency and loss severity trends, exacerbated by fluctuations in economic conditions;
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
•
heightened volatility, fluctuations in interest rates (which have a significant impact on the market value of our investment portfolio and thus our book value), inflationary pressures, default rates, difficult economic, market and political conditions, and other factors that affect investment returns from our investment portfolio;
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
•
risks and uncertainties associated with the Michigan legislation which was effective July 2, 2020 and reformed the prior requirements that all personal and commercial automobile polices issued in the state include no-fault personal injury protection coverage without a cap on maximum benefits allowed and the resulting increase in litigation challenging or associated with this reform;
•
actions by our competitors, many of which are larger or have greater financial resources than we do;
•
loss, prolonged illness or retirement of key employees;
•
operating difficulties and other unintended consequences from the introduction of new products and related technology changes and applications, including the use of pricing models and artificial intelligence, as well as new operating models;
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
•
risks and uncertainties with our operations and technology, including our internal and external information systems, such as cloud-based data information storage or network systems, information security, cyber risks, artificial intelligence, remote working capabilities, and/or outsourcing relationships and third-party operations and data security that may negatively impact our ability to conduct business;
•
an inability to be compliant with recently implemented regulations or existing regulation, such as those relating to Sarbanes-Oxley, or a failure of internal controls;
•
unfavorable developments, such as those resulting from the implementation of the enacted legislation in Michigan described above, or litigation matters, social inflation and the possibility of adverse judicial decisions, including those which expand policy coverage beyond its intended scope or award “bad faith” or other non-contractual damages;
•
continuing risks and uncertainties associated with the residual impacts of the COVID-19 Pandemic and related general economic and socio-economic conditions; and
•
other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2024 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2024	363	$125.29	—	$330
February 1 - 29, 2024	62,414	134.69	—	330
March 1 - 31, 2024	350	129.32	—	330
Total	63,127	$134.61	—	$330

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, February 29 and March 31, 2024.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

On February 28, 2024, Richard W. Lavey, the Company’s Executive Vice President and President, Hanover Agency Markets, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “10b5-1 Plan”). The 10b5-1 Plan provides for the exercise, and subsequent sale, of options to purchase an aggregate of 11,826 shares of the Company’s common stock that were issued to Mr. Lavey on February 27, 2015 (the “2015 Options”). The 2015 Options expire on February 27, 2025. The 10b5-1 Plan expires on February 27, 2025 or upon an earlier date if and when all the 2015 Options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in the 10b5-1 Plan.

No other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the first quarter ended March 31, 2024.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income (Loss) for the three months ended March 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 2, 2024	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

May 2, 2024	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer