Form 10-K
period 2024-12-31
HANOVER INSURANCE GROUP, INC.
filed 2025-02-24
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing sales price of June 28, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,472,656,527.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 35,926,567 shares as of February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2025 Annual Meeting of Shareholders to be held May 13, 2025 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

INFORMATION ABOUT SEGMENTS

GENERAL

We conduct our business operations through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Interest expense related to our corporate debt is reported separately from the earnings of these reporting segments. In our Core Commercial, Specialty and Personal Lines segments, we underwrite our insurance products through Hanover Insurance, Citizens and other THG subsidiaries. We distribute them through select independent agents and brokers throughout the U.S. Our Other segment is comprised primarily of earnings and expenses related to our holding company.

Our agency and customer-centric strategy focuses on providing specialized insurance products and services with an emphasis on disciplined underwriting and pricing, quality claims handling and customer service. We continue to prudently grow and diversify our product offerings and geographic business mix to strengthen our position as one of the top property and casualty insurers focused on the independent agency distribution channel in the U.S. In 2024, we generated approximately $6.1 billion in net premiums written, an increase of 4.7% from the prior year.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and in Note 12 - “Segment Information” in the Notes to Consolidated Financial Statements.

RISKS

The industry’s and our profitability are significantly affected by numerous factors, including price; competition; volatile and unpredictable developments, such as weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; attorney involvement in claims matters; size of jury awards; civil unrest; acts of terrorism; fluctuations in interest rates and the value of investments; and other general economic conditions and trends, such as potential recessionary pressures and inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns are impacted by the capital markets and current economic conditions, which affect our liquidity, realized losses and impairments, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product restrictions, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, social inflation, costs of repairs and replacement, legislative activity, legal system abuse, and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Pressure from litigation trends, supply chain disruptions and inflation in the U.S. economy in recent years, along with other factors outside our control, have resulted in higher claims costs. The severity, duration, and long-term effects of such uncertainties may affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Core Commercial

Our Core Commercial segment generated $2.3 billion, or 36.8%, of consolidated operating revenues and $2.2 billion, or 36.1%, of net premiums written, for the year ended December 31, 2024.

The following table provides net premiums written by line of business for our Core Commercial segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2024	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$1,117.4	50.9%
Workers’ compensation	422.0	19.2
Commercial automobile	398.2	18.1
Other core commercial	257.9	11.8
Total	$2,195.5	100.0%

We divide Core Commercial into two businesses, small commercial and middle market, both of which focus on account business.

Our Core Commercial product suite provides agents and customers with products designed for small and mid-sized businesses. Small commercial offerings, which generally include annual policy premiums up to $50,000, deliver value through product expertise, local presence and ease of doing business. Middle market accounts, with annual premiums, per policy, generally in the range of $50,000 to $500,000, deliver value through greater underwriting and claim expertise, as well as a focus on distinct industry segments.

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

Our strategy in Core Commercial is focused on strengthening and expanding our market reach through differentiated product offerings, industry segmentation, and franchise value through selective distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more account placements in our small commercial and middle market businesses. In small commercial, we continue to expand our utilization of our TAP Sales agent quote and issue platform, which makes it easier and more efficient for our agents to do business with us, leveraging our agency analytics capabilities, comprehensive service center offering, and full suite of digital self-service tools. In middle market, we maintained our focus on specialized industry segments, a key area of market differentiation. We continued to grow our most profitable industry segments, including technology, human services and manufacturing, taking a measured approach in more challenging segments. We also capitalized on the strength of our localized field structure, creating a competitive advantage in sourcing new business, as well as our robust claims and risk management capabilities.

We believe our small commercial capabilities and distinctiveness in the middle market, including our diversified portfolio of products, enable us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Specialty

Our Specialty segment generated $1.4 billion, or 22.4%, of consolidated operating revenues and $1.4 billion, or 22.6%, of net premiums written, for the year ended December 31, 2024.

The following table provides net premiums written by division of business for our Specialty segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2024	Written	% of Total
(in millions, except ratios)
Professional and Executive Lines	$440.3	32.0%
Marine	426.9	31.1
Specialty Property & Casualty	421.3	30.7
Surety and Other	85.4	6.2
Total	$1,373.9	100.0%

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
•
Hanover Specialty Industrial business which provides property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and fire and allied lines coverages; and,
•
Specialty General Liability business which encompasses admitted coverages for higher hazard liability risks.

Surety and Other includes coverage for construction and other firms, as well as sole proprietors in the event of claims for non-performance or non-payment, and commercial surety coverage related to fiduciary or regulatory obligations.

We have continued to invest in our Specialty businesses, refining our broad product offering, focusing on the lower-end of the risk and account-sized spectrum, leveraging our highly regarded service center, which has been, and we expect will continue to be, a critical growth lever for us. We have developed a robust, diversified and profitable Specialty segment that we believe represents a distinct competitive advantage, with nine dedicated businesses and 18 distinct product areas.

We believe that this distribution of Specialty products, primarily through retail agents supplemented by select specialists helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Personal Lines

Our Personal Lines segment generated $2.6 billion, or 40.6%, of consolidated operating revenues and $2.5 billion, or 41.3%, of net premiums written, for the year ended December 31, 2024.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2024	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,463.6	58.2%
Homeowners and Other	1,050.6	41.8
Total	$2,514.2	100.0%

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

Core Commercial, Specialty and Personal Lines

Our Core Commercial, Specialty and Personal Lines independent agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2024, we wrote 19.0% of our Core Commercial, Specialty and Personal Lines business in Michigan and 8.2% in Massachusetts. Our localized field management structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 33 local offices across 23 states. The majority of processing support for these field locations is provided from our Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut offices.

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

The following table provides our top Core Commercial, Specialty and Personal Lines geographical markets based on total net premiums written in each state in 2024.

YEAR ENDED DECEMBER 31, 2024	Core Commercial		Specialty		Personal Lines		Total
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$128.6	5.9%	$53.2	3.9%	$971.0	38.6%	$1,152.8	19.0%
Massachusetts	146.8	6.7	57.5	4.2	296.2	11.8	500.5	8.2
New York	153.7	7.0	99.8	7.3	198.8	7.9	452.3	7.4
California	253.7	11.6	172.5	12.5	—	—	426.2	7.0
Illinois	123.7	5.6	53.4	3.9	138.9	5.5	316.0	5.2
Texas	167.8	7.6	146.3	10.6	—	—	314.1	5.2
New Jersey	118.4	5.4	61.2	4.5	96.8	3.9	276.4	4.6
Georgia	93.1	4.2	53.1	3.9	79.8	3.2	226.0	3.7
Connecticut	51.4	2.3	20.3	1.5	153.6	6.1	225.3	3.7
Virginia	77.6	3.5	33.8	2.4	58.0	2.3	169.4	2.8
Wisconsin	52.0	2.4	24.3	1.8	77.7	3.1	154.0	2.5
Pennsylvania	56.6	2.6	38.9	2.8	57.7	2.3	153.2	2.5
Maine	53.9	2.4	18.0	1.3	68.5	2.7	140.4	2.3
North Carolina	66.4	3.0	43.6	3.2	1.0	—	111.0	1.8
Maryland	56.3	2.6	23.5	1.7	30.8	1.2	110.6	1.8
Tennessee	34.2	1.6	28.6	2.1	46.6	1.9	109.4	1.8
Minnesota	71.9	3.3	34.2	2.5	—	—	106.1	1.7
Indiana	41.6	1.9	25.0	1.8	38.4	1.5	105.0	1.7
Ohio	29.9	1.4	27.2	2.0	44.1	1.8	101.2	1.7
Florida	37.7	1.7	57.1	4.1	—	—	94.8	1.6
Other	380.2	17.3	302.4	22.0	156.3	6.2	838.9	13.8
Total	$2,195.5	100.0%	$1,373.9	100.0%	$2,514.2	100.0%	$6,083.6	100.0%

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

We manage our Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 88% of our policies in force are account business. Approximately 50% of our Personal Lines net premiums written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2024, we underwrite approximately 7% of the state’s total personal lines market.

Approximately 63% of our Michigan Personal Lines net premiums written is in the personal automobile line and 34% is in the homeowners line. Michigan business represents approximately 41% of our total personal automobile net premiums written and approximately 35% of our total homeowners net premiums written. In Michigan, we are a prominent market for many of our appointed agencies, averaging an approximate $2.8 million of total direct premiums written, per agency, in 2024.

In 2019, Michigan enacted major reforms of its system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing to the reformed system and expect to navigate this market successfully. As of December 31, 2024, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For the full year 2024, net premiums written that were attributable to PIP coverage in Michigan were $121.6 million, or 2.0% of our total consolidated full year 2024 net premiums written, while Michigan personal automobile net premiums written were $606.5 million, or 10.0% of our total consolidated full year 2024 net premiums written. See also “Risk Factors” in Part I – Item 1A.

Approximately 65% of our Massachusetts Personal Lines net premiums written is in the personal automobile line and 32% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business, and we expect to experience catastrophe losses in the future, which could have a material adverse impact on our financial results. Catastrophes can be caused by various natural events including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, severe winter weather and other convective storms, fire, and explosions. Catastrophes can also be caused by various manmade events including, among others, fire, explosions, riots and terrorism. The incidence and severity of catastrophes are volatile and difficult to predict.

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

Catastrophe reinsurance is designed to protect us, as the ceding insurer, from significant losses arising from a single natural or manmade event including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, severe winter weather and other convective storms, fire, explosions, riots, and terrorism. We determine the appropriate amount of reinsurance based on our evaluation of the risks insured, exposure analyses prepared by advisors, our risk appetite, and market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2025, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2025. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration, and occurrence. Some of our reinsurance contract renewals contain varying forms of pandemic and other exclusions, which we believe are consistent with current reinsurance contract exclusions in the market generally. We believe our reinsurers are financially sound, based upon our ongoing review of the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, information and advice from third parties, and the analysis and guidance of our reinsurance advisors.

Reference is made to Note 13 — “Reinsurance” in the Notes to Consolidated Financial Statements. Reference is also made to “Involuntary Residual Markets” below.

Our 2025 reinsurance program for our Core Commercial, Specialty and Personal Lines segments is fundamentally similar to our 2024 program. The following discussion summarizes both our 2024 and 2025 reinsurance programs for our Core Commercial, Specialty and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•
Our Core Commercial, Specialty and Personal Lines segments are primarily protected by a property catastrophe occurrence excess of loss reinsurance treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $3 million, and $2.5 million, respectively.
•
The core property catastrophe occurrence excess of loss reinsurance program provides coverage up to $1.6 billion, less a $200 million retention, with no co-participation. Additionally, coverage has been secured for Northeast named storm events up to $1.9 billion, less a $200 million retention, with no co-participation. A portion of the Northeast named storm coverage is secured through reinsurance agreements supported by catastrophe bonds, as described in further detail below.
•
The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $3 million retention, with a co-participation for the second half of 2024 and the first half 2025 of 43.25% for reinsurance placed in the $3 million to $5 million layer, 14.75% for reinsurance in the $5 million to $12.5 million layer, 2.75% in the $12.5 million to $25 million layer, and no co-participation for reinsurance layers placed between $25 million and $100 million.

•
In 2024, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2.5 million retention, with a co-participation of 3.5% in the $2.5 million to $5 million layer, and no co-participation for reinsurance layers placed between $5 million and $75 million.
•
For 2024 and 2025, Core Commercial and Specialty segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the Specialty segment's surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $60 million, less a $7.5 million retention, with no co-participation.
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

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe occurrence excess of loss treaty in July 2025 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing, and terms and conditions. Our 2025 casualty excess of loss treaty is effective January 1, 2025.

During 2021, we entered into an agreement to transfer our Excess and Casualty Reinsurance Association (“ECRA”) pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations, which were written during the period 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. This transaction had no significant impact on our results of operations. In 2024, we novated the prior agreement to another third-party reinsurer with no material change in terms.

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

Prior to the anniversary, during the structuring of our catastrophe reinsurance program, the attachment levels, the maximum levels (or exhaustion level) and percentage of coverage under each agreement are reviewed and reset as appropriate in keeping with the terms of each agreement. Effective July 1, 2024, we reset both active bonds.

Pursuant to the terms of the 2023 Agreement, we reset the attachment amount to $1.1 billion until such losses reach a maximum level of $1.4 billion, for $150 million of coverage or 50% of the covered losses. Prior to this reset, at the initial effective date of July 1, 2023, the $150 million coverage amount was available for 50% of covered losses between $1.3 billion and $1.6 billion.

Pursuant to the terms of the 2022 Agreement, we reset the attachment amount to $1.1 billion until such losses reach a maximum level of $1.4 billion, for $150 million of coverage or 50% of the covered losses. Prior to this reset, effective July 1, 2023, the $150 million coverage amount was available for 50% of covered losses between $1.3 billion and $1.6 billion.

At anniversary, we continue to evaluate the competitiveness of various sources of reinsurance capacity according to availability, cost and diversity of capital for the layers of our property catastrophe reinsurance program. We also consider the various sources of capacity for their suitability in the long-term design of our property catastrophe program.

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

At the time the 2022 Agreement was entered into with Commonwealth Re, we evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIE”). Under this guidance, an entity that is formed for business purposes is considered a VIE if (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that have a significant effect on the entity’s operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements. We concluded that Commonwealth Re was a VIE because the conditions described in items (a) and (b) above were present. However, while Commonwealth Re was determined to be a VIE, we concluded that we do not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Commonwealth Re and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (we have neither an equity nor a residual interest in Commonwealth Re). Accordingly, we are not the primary beneficiary of Commonwealth Re and do not consolidate that entity in our consolidated financial statements. Additionally, because we have no intention to pursue any transaction that would result in our acquisition of an interest in and becoming the primary beneficiary of Commonwealth Re, the consolidation of that entity in our consolidated financial statements in future periods is unlikely.

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

Although certain terrorism-related risks embedded in our Core Commercial, Specialty and Personal Lines are covered under the existing catastrophe, property per risk, and casualty excess of loss corporate reinsurance treaties (see “Reinsurance – Reinsurance Program Overview” above for additional information), private sector catastrophe reinsurance is limited or unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, the industry’s primary reinsurance protection against large-scale terrorist attacks in the U.S. is provided through a federal program that provides compensation for insured losses resulting from acts of terrorism.

The Terrorism Risk Insurance Act of 2002 first established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other commercial lines policies in both our Core Commercial and Specialty segments for direct written policies. The Program will expire in December 2027. All commercial property and casualty insurers are required to participate in the Program. Under the Program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal government for a portion of its aggregate losses. The Program does not cover losses to surety bonds within Specialty, Personal Lines, or certain other lines of business.

As required by the Program, we offer policyholders, in specific lines of commercial insurance, the option to elect terrorism coverage. For a loss event to be reinsured under the Program, the loss event must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from events which do not qualify or are not so certified will not receive the benefit of the Program. Such losses may be deemed covered losses under the insured’s policy whether or not terrorism coverage was purchased. Further, under the Terrorism Risk Insurance Program Reauthorization Act of 2019, our share of U.S. domestic losses in 2024 from such events, if deemed certified terrorist events, would have been limited to 20% of losses in excess of an approximate $587 million deductible, which represented 22.2% of year-end 2023 statutory policyholder surplus of our insurers and, is estimated to be $608 million in 2025, representing 20.5% of 2024 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the Federal government and all insurers of $100 billion.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities, and pooling arrangements, which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities, and pooling arrangements comprise $874.8 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2024, $870.4 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association that reinsures claims that arise under Michigan’s unlimited personal injury protection coverage, which is one of the available coverage options under Michigan’s no-fault automobile insurance statute. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $635,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited PIP benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 52% and 54% of our total personal automobile gross reserves at December 31, 2024 and 2023, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2024, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities, and pooling arrangements, we had $1,119.7 million of reinsurance assets due from traditional reinsurers as of December 31, 2024. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agencies. In certain instances, for example in our Hanover Programs business, we also require from the reinsurer, a deposit of assets in trust, letters of credit or other acceptable collateral in order to support balances due from reinsurers that provide reinsurance only on a collateralized basis.

The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2024, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A+	$217.1
Berkshire Hathaway Inc. (Transatlantic Reinsurance Co. and General Reinsurance Corp)	A++	165.2
Lloyd’s Syndicates	A+	94.6
Societe De Groupe D’Assurance Mut Covea (Partner Reinsurance Company of the U.S.)	A+	75.3
Munich Reinsurance Companies	A+	61.5
Toa Reinsurance Company Ltd.	A	60.8
Swiss Re Ltd.	A+	48.2
Chubb Limited	A++	43.0
Axis Capital Holding Limited	A	35.9
Nationwide Mutual Insurance Company	A	33.9
Subtotal		835.5
All other reinsurers		284.2
Residual markets, facilities, and pooling arrangements		874.8
Total		$1,994.5

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

We have established a reserve for uncollectible reinsurance of $6.5 million as of December 31, 2024, or 0.3% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2024 for uncollectible reinsurance recoverables.

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

REGULATION

Our insurance subsidiaries are subject to extensive regulation in the states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to cancel, non-renew, reject business or limit writings in certain geographic areas, prohibited exclusions, licensing and appointment or termination of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, claims handling, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices, including, but not limited to, the use of artificial intelligence. These restrictions limit the ability of insurers to underwrite or price policies on the basis of available third-party information (such as “social media”) and “big data.” Insurers are also subject to state laws and regulations governing the protection of their data systems and the use and protection of personal information collected in the ordinary course of operations. States also regulate various aspects of the contractual relationships between insurers and independent agents.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, Texas, North Carolina or South Carolina, or a large wildfire event affecting California, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in loss costs of $30.4 million in 2024. As a result of the aforementioned Michigan automobile reform that was effective July 2021, there is increased uncertainty regarding its impact on our future MAC facility loss costs. There were no other mandatory residual market mechanisms that were significant to our 2024 results of operations.

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

DECEMBER 31	2024	2023	2022
(in millions)
Statutory reserve for losses and LAE	$5,733.2	$5,618.7	$5,371.0
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,829.8	1,795.0	1,748.6
Statutory reserves for discontinued accident and health business	(116.6)	(118.1)	(118.3)
Other	14.8	12.5	11.3
GAAP reserve for losses and LAE	$7,461.2	$7,308.1	$7,012.6

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former accident and health insurance business. This discontinued accident and health business includes interests in 22 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $107.2 million at December 31, 2024. The long-term care pool accounted for approximately 72% of these reserves as of December 31, 2024. Reserves for the long-term care pool are discounted. Reserves for individual medical, residual health insurance policies, and all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued businesses.

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

Also included in discontinued operations are our former life insurance and Chaucer businesses, which include activities that were not significant to our 2024 results. We retain indemnification obligations with respect to these businesses.

INVESTMENT PORTFOLIO

In 2024, investment management services previously provided in-house for our investment-grade fixed maturity portfolio were transferred to an external asset manager. As a result, approximately 95% of our total investment holdings are managed externally including our investment-grade fixed maturities, limited partnership investments, commercial mortgage loan participations, high-yield fixed maturity portfolio and leveraged loan holdings.

Our in-house investment professionals directly manage our investments in equity securities and operational cash, as well as select and monitor each of our external managers, set asset allocation targets, oversee compliance with policies and guidelines, and monitor investment performance. Our external managers implement these targeted strategies and provide value over time through sector allocation and security selection. A primarily outsourced approach allows us to consider a variety of views on the risk and return profiles of a broad set of asset classes in a cost-effective manner.

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The asset allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment-grade fixed income securities across various sectors including U.S. government, municipals, corporates, residential and commercial mortgage-backed securities, and asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. We consider sustainability factors as part of the investment research process, to the extent those factors influence the expected risk and return profile of various investment opportunities.

Investments held by our regulated insurance subsidiaries are subject to state insurance statutes governing permitted investments. Investment considerations include asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. At December 31, 2024, our fixed maturity portfolio duration was approximately 4.4 years. We seek to maintain sufficient liquidity to support the cash flow requirements associated with our insurance and corporate liabilities by laddering the maturities within the portfolio, closely monitoring fixed maturity duration, and holding high-quality liquid public securities.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had approximately 4,900 employees, all of whom are located in the United States. We believe our relations with employees are positive, as evidenced by employee feedback received through employee surveys and other formal and informal channels.

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

Engagement and Alignment with Company Culture

We believe that an employee workforce that is engaged and aligned with our core cultural values of collaboration, accountability, respect and empowerment (our CARE values) is fundamental to delivering on our business commitments. Management focuses on maintaining an engaged workforce by providing transparent communications and soliciting employee feedback informally, and through focus groups and employee surveys, including a comprehensive survey of our entire workforce in 2023, and most recently updated in 2024 through a pulse survey, by an independent third-party firm. To foster accountability, every employee, regardless of role, receives a formal evaluation and performance discussion annually, and the evaluation process is aligned to our CARE values and expected leadership behaviors. In addition, we expect that performance connections take place between manager and employee on an ongoing basis to consider goals, overall performance, development opportunities, and demonstration of leadership and corporate values.

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

We are committed to identifying and investing in the development of our future leaders and accomplish this through formal talent review and succession planning processes that are aligned to standard leadership capabilities and our critical roles. Our development focus may include 360 feedback assessments, formal leadership development programs, executive and mid-level leadership coaching and experiential development opportunities for many employees.

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

Inclusion and Diversity

We strive to foster an environment of inclusion and diversity that welcomes the unique perspectives, experiences and insights of individuals from all backgrounds because we believe that this will lead to greater engagement of our employees in pursuit of our business objectives. Our goal is to continue to develop an inclusive and diverse workforce that fosters trust, innovation, respect and collaboration.

Management has focused these efforts within our workforce by developing a multi-year educational program centered on inclusive leadership training and accountability, and by diversifying our talent sourcing practices to recruit, develop, advance and retain a high performing employee population. Additionally, we are investing in internal business resource groups to support our Company’s cultural values and business initiatives, meet the needs of both internal and external stakeholders, and foster our commitment to build an inclusive and diverse work environment. Management’s continued objectives with regard to building a future-oriented organization include reinforcing inclusive behaviors at all levels of our organization and continuing to focus on our internal business resource groups to promote belonging, engagement and the importance of allyship.

Accountability for building an organization of the future has been established by incorporating Board oversight of these issues, as part of our larger corporate culture, into the charter of the Compensation and Human Capital Committee of the Board of Directors (“CHCC”) and by including support of and progress on these initiatives as part of the incentive compensation evaluation process for our chief executive officer and entire executive leadership team.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors, Executive Officers and Corporate Governance” in Part III – Item 10.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our definitive proxy statement on Schedule 14A, and other required information with the Securities and Exchange Commission (the “SEC”). Shareholders may obtain reports, proxy and information statements, and other information with respect to our filings, at the SEC’s website, https://www.sec.gov.

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

ITEM 1A–RISK FACTORS

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. The words “believes,” “anticipates,” “expects,” “projections,” “outlook,” should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “targeted,” “designed” and similar expressions are intended to identify forward-looking statements. Our businesses are in rapidly changing and competitive markets, and involve a high degree of risk and unpredictability. Forward-looking projections are subject to these risks and unpredictability.

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
•
legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and extra-contractual awards such as punitive damages, financed litigation, where a third party unrelated to a lawsuit provides capital to a plaintiff in return for a portion of any financial recovery from the lawsuit, and “social inflation” or other increases in the costs of litigation, size of jury awards or changes in applicable laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements) that impact our claim payouts; and
•
fluctuations in interest rates, as a result of a change in monetary policy or otherwise, inflationary pressures, default rates, commodity prices, and other factors that affect net income, including with respect to investment returns and operating results for certain of our lines of business.

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

We generate a significant portion of our net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast. In addition, a significant amount of Core Commercial and Specialty net written premium is generated in California and Texas. For the year ended December 31, 2024, approximately 19.0% and 8.2% of our net premiums written in our business were generated in the states of Michigan and Massachusetts, respectively, and approximately 11.6% and 7.6% of our Core Commercial and approximately 12.5% and 10.6% of our Specialty net premiums written were generated in California and Texas, respectively. Many states in which we do business impose significant rate control and residual market charges, and/or restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather or other events, such as fires, flooding from heavy precipitation and hurricanes, as a result of changing weather patterns and global climate change, or otherwise. Financial strength rating agencies emphasize capital and reinsurance adequacy for insurers with geographic concentrations of risk that may be subject to disproportionate risk of loss. These factors also may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in less weather-exposed markets. Such actions may adversely impact top-line growth or retention while price increases and other changes in terms or conditions are implemented to manage geographical concentration.

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

The inherent uncertainties of estimating reserves are greater for certain types of insurance lines, particularly liability lines. These include automobile bodily injury liability, automobile personal injury protection, general liability, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made (sometimes referred to as “long-tail” business); environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving; and casualty coverages such as professional liability. The emergence of the pandemic in 2020 resulted in an increased level of uncertainty for many lines of business, particularly our long-tailed lines. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, by newly appointed agents, or in new geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data on which the actuaries can rely. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves.

In several Specialty lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines. In addition, we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience. Shifts in claim settlement patterns due to delayed court proceedings and other issues, such as third-party litigation funding, may contribute to the extension of “tails,” increased loss costs and greater uncertainty in reserve estimates.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to attacks on or breaches of information systems, including cloud-based data information storage or network systems, privacy compliance, or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes, wildfires, solar flares and pandemics, or societal factors, like terrorism and civil unrest.

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

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future will experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various natural or manmade events, including hurricanes, tornadoes and other windstorms, hail, floods, earthquakes, fires, drought, severe winter weather and other convective storms, volcanic eruptions, tropical storms, solar flares, tsunamis, sabotage, civil unrest, terrorist actions, explosions, nuclear accidents and power outages, which could be exacerbated by infrastructure failures. The frequency and severity of catastrophes are inherently unpredictable.

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

Global climate change from rising planet temperatures over the last several decades has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures, sea level rise, and drought. Further increases or persistence in these conditions could lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and to higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

In addition, global climate change and global climate change-driven systemic transitions could lead to new or enhanced regulation, compliance with which may be difficult or costly, or impact assets in which we invest, and may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change-driven systemic transitions, nor is it possible to foresee the magnitude of such effects.

Risks Related to Reinsurance

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Like insurance companies, reinsurance companies can also be adversely impacted by catastrophes. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment and available capacity, but there can be no assurance that we adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Information About Operating Segments - Reinsurance, not all of our 2025 reinsurance programs for the Core Commercial, Specialty and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other restrictions requiring them to continue availability of reinsurance or limiting cost increases or mandating coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

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

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2024, our reinsurance receivable (including from the MCCA) amounted to approximately $2.0 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor our reinsurers and their financial condition, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk. In the event of losses, we may look to “draw down” on this collateral to satisfy reinsurance recoveries due to us, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Risks Related to Regulation, Mandatory Market Mechanisms and Mandatory Assessments

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores, pricing models, artificial intelligence (“AI”), gender, geographic location, information publicly available (such as on social media), education, occupation, income or other factors in underwriting, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders and the approval of policy forms, the establishment of standards of solvency, the licensing of insurers and agents, the ability to terminate agents, supervisory and liability responsibilities for agents, compensation of and contractual arrangements with independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, information security, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records or driver’s license numbers). From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores or other risk-based pricing factors in underwriting or rating our Personal Lines business. The elimination of the use of risk-based pricing factors could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

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

In most years, MCCA operates with a deficit, which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors, although historically its annual operations have been cash flow positive. As of December 31, 2024, our estimated reinsurance recoverable from the MCCA was $870.4 million. This estimate is subject to change and will be revised further as the actual impacts of these cost saving measures emerge in the future, or in the event that recent legal challenges or legislative revisions to the reform ultimately prevail.

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

For the year ending December 31, 2024, Michigan personal automobile insurance represented approximately 41% of our total personal automobile net premiums written. PIP net written premium (which does not include the MCCA pass-through assessment) represents approximately 20% of those Michigan personal automobile premiums. It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Michigan personal automobile lines.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions that we operate in, our insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the years ended December 31, 2024, 2023 and 2022 our participation in these mechanisms and pooling arrangements was not significant to our underwriting results. However, our results of operations could be adversely affected in the future.

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

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated our participation in virtually all property and casualty voluntary pools, but we remain subject to claims related to the periods when we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the continuing history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2024, our gross reserves totaled $35.5 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association (“ECRA”) pool. During 2021, we entered into a reinsurance agreement whereby we ceded 100% of the ECRA business to a third-party reinsurer. In 2024, we novated the prior agreement to another third-party reinsurer with no material change in terms. The ECRA business represents approximately 90% of our 2024 gross reserves for these legacy voluntary pools.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on the proportionate share of the premiums written by member insurers in the lines of business that the impaired or insolvent insurer is engaged in. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2024, we had a total assessment of $2.8 million levied against us. As of December 31, 2024, we had $2.3 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

We are subject to litigation risks, including risks relating to the application and interpretation of contracts, and adverse outcomes in litigation and legal proceedings could adversely affect our results of operations and financial condition.

We are subject to litigation risks, including risks relating to the application and interpretation of insurance and reinsurance contracts and our handling of claim matters (which can lead to bad faith and other forms of extra-contractual liability), and are routinely involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others, or the interpretation or administration of such contracts. We are also involved in legal actions that do not arise in the ordinary course of business, some of which, from time to time, assert claims for substantial amounts. Adverse outcomes could materially affect our results of operations and financial condition.

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

We periodically review the agencies, including managing general agencies, with which we do business to identify those that do not meet our profitability standards or are not aligned with our business objectives. Following these periodic reviews, we may restrict such agencies’ access to certain types of insurance products or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results.

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

We are required to safeguard the confidential personal information of our customers and applicants. We are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy, data security, and the use of AI, as well as contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly from jurisdiction to jurisdiction, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the states in which we operate, to adopt comprehensive privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with data security or privacy laws or regulations could subject us to regulatory enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, impart reputational or other harm, and/or have a material adverse effect on our business. Additionally, privacy legislation may make our business partners more reluctant to share information with us that is useful in conducting our business.

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

The industry and we are challenged by changing practices caused by the Internet, the increasing use of AI, application-based programs relying on algorithms and computer modeling to underwrite policies and administer claims, and the increased usage of real time comparative rating tools and claims management processes, which have led to greater competition in the insurance business in general, particularly on the basis of price and pressure to reduce coverages to compete on price and to respond to customer requests as quickly as possible.

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

On December 28, 2018, we sold the majority of our Chaucer business (specifically our U.K.-based Lloyd’s entities) to China Re, with the rest of the Chaucer sale completed in April 2019. In connection with these transactions, we made certain representations and warranties and agreed to indemnify China Re for certain pre-sale contingent liabilities, including tax matters.

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

At December 31, 2024, we held approximately $9.8 billion of investment assets in categories such as fixed maturities, limited partnerships, commercial mortgage loans, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, changing government policies, including monetary policies, and geopolitical risks (which may include the impact of terrorism in various parts of the world, pandemic events, and hostilities in the Middle East and Ukraine). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. In response to growing inflation, monetary policies in developed economies tightened in recent years, though easing has begun in the U.S. Despite the easing, financial conditions continue to be tight and remain a challenge to the U.S. economy. Tighter financial conditions pose a challenge to the economy and may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Also, the effects of geo-political developments and conditions in global financial markets could change rapidly in ways that we cannot anticipate, resulting in additional realized and unrealized losses.

Market conditions also affect the value of assets under our employee pension plans, including our qualified defined benefit plan. The expense or benefit related to this plan results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2024, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by $8.9 million at December 31, 2024. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2024, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences and behaviors, could result in a need to fund more into the qualified plan to maintain an appropriate funding level.

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

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices, and real estate market conditions. Significant declines in equity prices and real estate market conditions, changes in interest rates, and changes in credit spreads each could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in market yields would reduce the fair value of our investment portfolio, but it provides the opportunity to earn higher rates of return on funds reinvested. A decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our investment portfolio is invested primarily in high quality, investment-grade fixed income securities. However, we also invest in non-investment-grade fixed income securities, limited partnerships, and commercial mortgage loans. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. The issuers of high-yield fixed income securities, limited partnerships that hold equity ownership positions in real properties and invest in debt secured by real properties, and borrowers under the commercial mortgage loans we make may be affected by downturns in the economy or real estate values and may default on their obligations to us. Additionally, reported values of our investments do not necessarily reflect the lowest current market price for the asset, and if we require significant amounts of cash on short notice, we may have difficulty selling our investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. While we have procedures to monitor the credit risk and liquidity of our invested assets, we expect from time to time, and particularly in periods of economic weakness, to experience default losses in our portfolio. This would result in a corresponding reduction of net income, capital and cash flows.

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

Errors or omissions, misconduct or fraud in connection with the administration of any of our insurance operations may cause our business and profitability to be negatively impacted.

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

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 1C–CYBERSECURITY

Risk Management and Strategy

Our business operations and strategy are highly dependent on our ability, and the ability of certain third parties, to access internal and external systems and data to perform necessary business functions. We are heavily reliant on data and information, including non-public information, as well as technology systems that process and store such data and information, the integrity and functionality of which are critical to our ability to grow our business, operate efficiently, and generate earnings. As discussed in further detail in “Risk Factors” in Part I – Item 1A, and like others in the financial services industry, we have from time to time experienced, and are likely to continue to experience, security events and data incidents, and while none of these events to date have had a material adverse effect on our business, no assurances can be made that such attacks or security events will not have a material adverse impact on our business, results of operations or financial condition in the future, due to impairments in our ability to conduct our business or harm to our relationships with our business partners and customers.

We have an enterprise-wide cybersecurity program that provides governance, direction and executive support for assessing, identifying and managing cybersecurity risks. Our cybersecurity program aligns with leading industry frameworks including the National Institute of Standards and Technology Cyber Security Framework and Control Objectives for Information and Related Technologies. Our cybersecurity program is designed to identify relevant assets and associated risks, protect against, detect, respond to and recover from cybersecurity events, and employs a “defense in depth” strategy that uses multiple security measures to protect the confidentiality, integrity, and availability of our systems and information assets. We continually assess our cybersecurity and threat detection capabilities, including our proficiency in identifying emerging tactics, techniques, and procedures of threat actors, to enhance our ability to focus resources appropriately.

Our cybersecurity program incorporates ongoing risk management practices such as risk identification and the maintenance of a cyber risk register, threat intelligence tracking, identification and monitoring of key controls using key performance indicators, the performance of independent control effectiveness testing by internal audit, annual third-party risk assessments, external penetration testing, and cyber incident response exercises. Our cybersecurity program also incorporates processes intended to help anticipate emerging technology innovation, utilizing a security capability map as a resource in combination with our cyber risk and enterprise risk assessment processes, to inform and prioritize investment decision-making in connection with the cybersecurity program. Additionally, we collaborate with industry associations, government authorities, peers and external advisors to monitor the threat environment and to inform our security practices, including for industry best practices for cybersecurity programs and capabilities, incident response processes, legal and regulatory developments, and experiential guidance. Our cybersecurity risk management activities are integrated in our overall enterprise risk management processes, so that cyber risks are assessed in the context of other risks relevant to our overall enterprise risk profile, to inform the organization’s decision-making and planning processes.

We have a third-party risk management program that assesses the inherent risks of third-party service providers and informs our due diligence and continuous monitoring of such parties. Through this process, our information security personnel, in collaboration with our vendor management operations, evaluate the information security and business continuity capabilities, risks and controls, of prospective and existing service providers.

We manage cybersecurity incidents pursuant to a documented incident response plan executed by an incident response team consisting of senior leaders and their team members who are integral to effective incident response management, including but not limited to representatives from information security, legal, compliance, risk management, communications, facilities, operations, marketing and distribution, finance, and human resources, as well as external, nationally recognized legal and forensics resources who are familiar with our operations and incident response team, and who routinely participate in our tabletop training. We employ a formal incident escalation process based on the nature of the incident and its risk severity, for alerting and engaging with executive leadership and members of our Audit Committee and Board of Directors. The incident response plan includes processes integrated with our business continuity and emergency response plans.

Governance

Our Board of Directors monitors the major risks we face, including cybersecurity and operational risks, and reviews management’s plans for mitigating or remediating such risks. The Board has designated the Audit Committee, which oversees controls for our major risk exposures, to have principal responsibility for monitoring management’s cybersecurity risk management program and associated risks. The Audit Committee reviews management’s overall approach to managing and mitigating our exposure to cybersecurity and privacy risks, and reviews information technology’s program to monitor and assess information security and the related efforts associated with cybersecurity, considering, among other things, emerging cybersecurity developments and threats. Our Chief Information Security Officer (“CISO”) and Chief Information and Innovation Officer (“CIIO”) provide regular reports and update briefings on cybersecurity matters to the Audit Committee. The topics covered by these briefings routinely include a review of top cybersecurity threats and exploits, a review of the recurring internal risk assessments and annual cyber risk assessment performed by third parties, key updates to the cyber risk management program, cybersecurity risk-mitigating controls, strategic planning considerations, security and infrastructure investments, regulatory and compliance updates, and cybersecurity incident updates, among other topics.

Our CISO has primary responsibility for our cybersecurity program and the management and oversight of our information security department. Our CISO has nearly 25 years of experience in information technology, including 14 years of cybersecurity experience, all of which has been in the property and casualty insurance industry. We have a diverse information security team with varying backgrounds, years of experience and levels of information security certification. Our CISO reports directly to our CIIO, who reports directly to our Chief Executive Officer (“CEO”). The CISO and CIIO routinely inform and advise executive management of salient aspects of our cybersecurity program, and developments related to key risks, threats and data incidents, addressing in further detail the matters noted above that are reported to the Audit Committee. Members of the information security team participate in our Enterprise Risk Management Group consisting of senior leaders who meet regularly to assess new and emerging risks to the organization, including cybersecurity risks.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG.” On February 20, 2025, we had approximately 12,926 shareholders of record and 35,926,567 shares of common stock outstanding. On the same date, the trading price of our common stock was $158.54 per share.

DIVIDENDS

We currently expect that quarterly cash dividends, comparable to the $0.90 per share dividend we paid in the fourth quarter of 2024, will continue to be paid in the future; however, the payment of future quarterly cash dividends or, from time to time, the payment of special dividends, on our common stock will be determined by the Board of Directors based upon cash available at our holding company, our results of operations and financial condition, and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 11 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2024, we repurchased approximately 0.2 million shares, at an aggregate cost of $26.7 million. As of December 31, 2024, we had repurchased 8.1 million shares under this $1.3 billion program and had approximately $303 million available for additional repurchases.

Shares purchased in the fourth quarter of 2024 were as follows:

PERIOD	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2024	21	$154.91	—	$330
November 1 - 30, 2024	70,655	157.92	70,300	319
December 1 - 31, 2024	102,511	156.15	100,197	303
Total	173,187	$156.87	170,497	$303

(1)
Includes 21 shares, 355 shares and 2,314 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended October 31, November 30 and December 31, 2024, respectively.

ITEM 6–[RESERVED]

0ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”) for the years ended December 31, 2024 and 2023. This discussion and analysis includes comparative information between 2024 and 2023. Comparisons between 2023 and 2022 have been omitted from this Annual Report on Form 10-K; however, these comparisons may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024. This discussion should also be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

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

Net income was $426.0 million in 2024, compared to $35.3 million in 2023, an increase of $390.7 million, primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $650.1 million in 2024 compared to $105.6 million in 2023, an increase of $544.5 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results, primarily in our Personal Lines segment, and, to a lesser extent, higher net favorable development on prior years’ loss reserves and higher net investment income. Pre-tax catastrophe losses were $375.9 million in 2024, compared to $690.1 million in 2023, a decrease of $314.2 million. The catastrophe losses in 2024 were primarily due to several convective storms across multiple states, with wind and hail damage representing the majority of reported losses, primarily in the Midwest, and, to a lesser extent, the impacts of hurricanes Helene and Beryl. The higher catastrophe losses in 2023 were primarily due to several convective storms across multiple states, particularly in the Midwest, with hail and wind damage representing the majority of reported losses, primarily impacting our Personal Lines business. The lower Personal Lines current accident year losses were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated loss trends, particularly in automobile collision coverages.

Net favorable development on prior years’ loss reserves was $67.4 million in 2024, compared to $15.9 million in 2023, an increase of $51.5 million.

Core Commercial

Core Commercial includes two businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other (commercial umbrella, monoline general liability, claims-made liability, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, human services, manufacturing, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 4.2% in 2024, compared to 2023, primarily driven by renewal price increases. Operating income before interest expense and income taxes increased in 2024, primarily due to lower catastrophe losses and higher net favorable development on prior years’ loss reserves. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 6.2% in 2024, compared to 2023, primarily due to renewal price increases and improved new business. Operating income before interest expense and income taxes increased in 2024, primarily due to lower current accident year losses, relative to earned premiums, higher net investment income, and earned premium growth, partially offset by higher expenses. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 4.3% in 2024, compared to 2023, primarily due to renewal price increases, partially offset by decreased new business and lower retention. Operating income before interest expense and income taxes improved in 2024, compared to 2023, primarily due to lower catastrophe losses, improvements in current accident year underwriting results, and favorable development on prior years’ loss reserves.

DESCRIPTION OF SEGMENTS

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. The “Other” segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and our run-off voluntary assumed property and casualty pools, run-off direct asbestos and environmental, and product liability businesses. Also included in the “Other” segment during the first half of 2024 and prior were the operations of Opus Investment Management, Inc. (“Opus”), which provided investment management services to THG, as well as institutions, pension funds, and other organizations. During the second and third quarters of 2024, we exited all of Opus’ business operations serving unaffiliated entities. Investment management services provided by Opus to THG related to its investment-grade fixed maturities portfolio were also transferred to an external manager during the second quarter of 2024.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2024 Compared to 2023

Consolidated net income was $426.0 million in 2024, compared to $35.3 million in 2023, an increase of $390.7 million. This increase was due to higher after-tax operating income of $429.7 million, partially offset by an increase in after-tax net realized and unrealized investment losses of $34.2 million. Operating income before interest expense and income taxes was $650.1 million in 2024, compared to $105.6 million in 2023, an increase of $544.5 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results, primarily in our Personal Lines segment and, to a lesser extent, higher net favorable development on prior years’ loss reserves and higher net investment income.

The following table reflects operating income (loss) before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Operating income (loss) before interest expense and income taxes:
Core Commercial	$281.6	$167.2	$106.9
Specialty	257.7	243.5	186.0
Personal Lines	111.3	(304.3)	(8.8)
Other	(0.5)	(0.8)	1.0
Operating income before interest expense and income taxes	650.1	105.6	285.1
Interest expense on debt	(34.1)	(34.1)	(34.1)
Operating income before income taxes	616.0	71.5	251.0
Income tax expense on operating income	(130.1)	(15.3)	(51.1)
Operating income	485.9	56.2	199.9
Non-operating items:
Net realized and unrealized investment losses	(75.8)	(32.5)	(106.5)
Other non-operating	(2.4)	2.1	(0.5)
Income tax benefit on non-operating items	17.6	7.7	23.9
Income from continuing operations, net of taxes	425.3	33.5	116.8
Discontinued operations (net of taxes):
Income from Chaucer business	0.7	1.2	—
Income (loss) from discontinued life businesses	—	0.6	(0.8)
Net income	$426.0	$35.3	$116.0

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

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Operating revenues:
Net premiums written	$6,083.6	$5,810.2	$5,476.5
Net premiums earned	$5,912.6	$5,663.1	$5,252.3
Net investment income	372.6	332.1	296.3
Other income	28.0	30.8	26.5
Total operating revenues	6,313.2	6,026.0	5,575.1
Losses and operating expenses:
Losses and LAE	3,757.4	4,134.6	3,623.4
Amortization of deferred acquisition costs	1,221.7	1,176.0	1,093.2
Other operating expenses	684.0	609.8	573.4
Total losses and operating expenses	5,663.1	5,920.4	5,290.0
Operating income before interest expense and income taxes	$650.1	$105.6	$285.1

2024 Compared to 2023

Operating income before interest expense and income taxes was $650.1 million for the year ended December 31, 2024, compared to $105.6 million for the year ended December 31, 2023, an improvement of $544.5 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results, primarily in our Personal Lines segment, and, to a lesser extent, higher net favorable development on prior years’ loss reserves, and higher net investment income. Pre-tax catastrophe losses were $375.9 million for the year ended December 31, 2024, compared to $690.1 million for the year ended December 31, 2023, a decrease of $314.2 million. The catastrophe losses in 2024 were primarily due to several convective storms across multiple states, with wind and hail damage representing the majority of reported losses, primarily in the Midwest, and, to a lesser extent, the impacts of hurricanes Helene and Beryl. The catastrophe losses in 2023 were primarily due to several convective storms across multiple states, particularly in the Midwest, with hail and wind damage representing the majority of reported losses, primarily impacting our Personal Lines business. The lower Personal Lines current accident year losses were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated loss trends, particularly in automobile collision coverages.

Net premiums written increased $273.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in net premiums written was primarily due to renewal price increases.

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

	YEAR ENDED DECEMBER 31, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,503.1	$2,195.5	$2,148.8	3.6	60.6	33.8	94.4
Specialty	1,611.0	1,373.9	1,322.0	2.8	48.9	37.6	86.5
Personal Lines	2,618.8	2,514.2	2,441.8	10.7	74.0	25.6	99.6
Total	$6,732.9	$6,083.6	$5,912.6	6.4	63.5	31.3	94.8

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,394.4	$2,107.0	$2,060.3	8.3	65.8	33.2	99.0
Specialty	1,537.3	1,293.3	1,274.2	3.4	50.7	35.5	86.2
Personal Lines	2,501.2	2,409.9	2,328.6	20.4	91.6	25.5	117.1
Total	$6,432.9	$5,810.2	$5,663.1	12.2	73.0	30.5	103.5

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,276.3	$1,999.9	$1,950.5	9.9	68.5	32.7	101.2
Specialty	1,500.1	1,243.7	1,189.0	2.8	54.0	35.3	89.3
Personal Lines	2,304.4	2,232.9	2,112.8	8.3	77.8	26.5	104.3
Total	$6,080.8	$5,476.5	$5,252.3	7.7	69.0	30.8	99.8

The following tables summarize net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Core Commercial, Specialty and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2024
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,195.5	60.6	3.6
Specialty	1,373.9	48.9	2.8
Personal Lines:
Personal automobile	1,463.6	72.0	1.3
Homeowners & Other	1,050.6	76.8	23.7
Total Personal Lines	2,514.2	74.0	10.7
Total	$6,083.6	63.5	6.4

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,107.0	65.8	8.3
Specialty	1,293.3	50.7	3.4
Personal Lines:
Personal automobile	1,404.2	81.3	2.5
Homeowners & Other	1,005.7	106.1	46.1
Total Personal Lines	2,409.9	91.6	20.4
Total	$5,810.2	73.0	12.2

	YEAR ENDED DECEMBER 31, 2022
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$1,999.9	68.5	9.9
Specialty	1,243.7	54.0	2.8
Personal Lines:
Personal automobile	1,317.2	77.3	0.7
Homeowners & Other	915.7	78.6	19.8
Total Personal Lines	2,232.9	77.8	8.3
Total	$5,476.5	69.0	7.7

The following tables summarize GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$174.3	$166.5	$252.2	$—	$593.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	17.7	46.2	4.9	(1.4)	67.4
Prior year favorable (unfavorable) catastrophe development	32.3	14.7	(5.0)	—	42.0
Current year catastrophe losses	(109.5)	(52.2)	(256.2)	—	(417.9)
Underwriting profit (loss)	114.8	175.2	(4.1)	(1.4)	284.5
Net investment income	170.4	84.5	106.7	11.0	372.6
Fees and other income	5.0	5.9	15.7	1.4	28.0
Other operating expenses	(8.6)	(7.9)	(7.0)	(11.5)	(35.0)
Operating income (loss) before interest expense and income taxes	$281.6	$257.7	$111.3	$(0.5)	$650.1

	YEAR ENDED DECEMBER 31, 2023
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$192.6	$167.2	$90.0	$—	$449.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(4.7)	48.8	(25.9)	(2.3)	15.9
Prior year favorable (unfavorable) catastrophe development	6.7	8.3	(15.0)	—	—
Current year catastrophe losses	(178.0)	(51.4)	(460.7)	—	(690.1)
Underwriting profit (loss)	16.6	172.9	(411.6)	(2.3)	(224.4)
Net investment income	151.8	71.1	96.8	12.4	332.1
Fees and other income	4.7	6.4	16.7	3.0	30.8
Other operating expenses	(5.9)	(6.9)	(6.2)	(13.9)	(32.9)
Operating income (loss) before interest expense and income taxes	$167.2	$243.5	$(304.3)	$(0.8)	$105.6

	YEAR ENDED DECEMBER 31, 2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$154.7	$137.9	$80.0	$—	$372.6
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	10.3	19.5	(8.0)	(1.2)	20.6
Prior year favorable (unfavorable) catastrophe development	17.3	8.7	(14.0)	—	12.0
Current year catastrophe losses	(211.0)	(41.4)	(162.2)	—	(414.6)
Underwriting profit (loss)	(28.7)	124.7	(104.2)	(1.2)	(9.4)
Net investment income	136.2	62.1	86.8	11.2	296.3
Fees and other income	4.0	5.4	14.1	3.0	26.5
Other operating expenses	(4.6)	(6.2)	(5.5)	(12.0)	(28.3)
Operating income (loss) before interest expense and income taxes	$106.9	$186.0	$(8.8)	$1.0	$285.1

2024 Compared to 2023

Core Commercial

Core Commercial net premiums written were $2,195.5 million for the year ended December 31, 2024, compared to $2,107.0 million for the year ended December 31, 2023. The $88.5 million increase in net premiums written was primarily driven by renewal price increases.

Core Commercial underwriting profit for the year ended December 31, 2024 was $114.8 million, compared to $16.6 million for the year ended December 31, 2023, an increase of $98.2 million. Catastrophe losses for the year ended December 31, 2024 were $77.2 million, compared to $171.3 million for the year ended December 31, 2023, a decrease of $94.1 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2024 was $17.7 million, compared to net unfavorable development of $4.7 million for the year ended December 31, 2023, a favorable change of $22.4 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $174.3 million for the year ended December 31, 2024, compared to $192.6 million for the year ended December 31, 2023. The $18.3 million decrease in underwriting results was primarily due to higher expenses, and higher current accident year losses, relative to earned premiums, in our umbrella product within other core commercial lines, partially offset by lower losses, relative to earned premiums, in our commercial automobile line of business. The higher expenses were primarily due to increased variable compensation expenses.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $1,373.9 million for the year ended December 31, 2024, compared to $1,293.3 million for the year ended December 31, 2023. The $80.6 million increase in net premiums written was primarily due to renewal price increases and improved new business.

Specialty underwriting profit for the year ended December 31, 2024 was $175.2 million, compared to $172.9 million for the year ended December 31, 2023, an increase of $2.3 million. Catastrophe losses for the year ended December 31, 2024 were $37.5 million, compared to $43.1 million for the year ended December 31, 2023, a decrease of $5.6 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2024 was $46.2 million, compared to $48.8 million for the year ended December 31, 2023, a decrease of $2.6 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $166.5 million for the year ended December 31, 2024, compared to $167.2 million for the year ended December 31, 2023. The $0.7 million decrease in underwriting results was primarily due to higher strategic business investments, including in talent and technology, as well as an increase in variable compensation expenses, partially offset by lower current accident year losses, relative to earned premiums. The lower current accident year losses, relative to earned premiums, were primarily due to our Marine and Specialty P&C divisions, partially offset by higher current accident year losses in our management liability line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $2,514.2 million for the year ended December 31, 2024, compared to $2,409.9 million for the year ended December 31, 2023. The $104.3 million increase in net premiums written was primarily driven by renewal price increases, partially offset by decreased new business and lower retention.

Net premiums written in the personal automobile line of business for the year ended December 31, 2024 were $1,463.6 million, compared to $1,404.2 million for the year ended December 31, 2023, an increase of $59.4 million. Personal automobile policies in force decreased by 7.0% since December 31, 2023. Net premiums written in the homeowners and other lines of business for the year ended December 31, 2024 were $1,050.6 million, compared to $1,005.7 million for the year ended December 31, 2023, an increase of $44.9 million. Homeowners policies in force decreased by 6.1% since December 31, 2023.

Personal Lines underwriting loss for the year ended December 31, 2024 was $4.1 million, compared to $411.6 million for the year ended December 31, 2023, an improvement in underwriting results of $407.5 million. Catastrophe losses for the year ended December 31, 2024 were $261.2 million, compared to $475.7 million for the year ended December 31, 2023, a decrease of $214.5 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2024 was $4.9 million, compared to unfavorable development of $25.9 million for the year ended December 31, 2023, a favorable change of $30.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $252.2 million for the year ended December 31, 2024, compared to $90.0 million for the year ended December 31, 2023. The $162.2 million increase in underwriting results was primarily due to lower current accident year losses, relative to earned premiums, in our personal automobile and homeowners lines. The lower Personal Lines current accident year losses were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated loss trends, particularly in automobile collision coverages.

We have been taking actions to improve financial results and reduce volatility within our Personal Lines segment. These actions include increasing pricing, changing certain policy terms and conditions, and being more selective on new business quoting, where permissible, around certain geographies, driver and vehicle history, and building and roof condition type. We were able to obtain pricing increases of approximately 19% in our homeowners line and approximately 16% in our personal automobile line during 2024 and believe that our ability to obtain pricing increases, while moderating, will continue. Consistent with our expectations, PIF declined in 2024, driven by lower renewal business. We expect our sequential PIF counts to continue to shrink in 2025, primarily driven by our targeted actions in the Midwest. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory environment. These factors, along with the aforementioned actions, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had an operating loss of $0.5 million for the year ended December 31, 2024, compared to $0.8 million for the year ended December 31, 2023, an improvement of $0.3 million.

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

Management’s process for establishing loss reserves is comprehensive and involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution, and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2024 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2024 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

The IBNR reserve includes both a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, and a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves (i.e., net of estimated reinsurance recoverables), particularly for long-tail liability classes. In fact, approximately 53% of our aggregate net loss reserves at December 31, 2024 were for IBNR losses and loss expenses.

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

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made (sometimes referred to as “long-tail” business). In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents, or in geographies in which we have less experience in conducting business. In each of these cases, there is less historical experience or knowledge, and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In addition, in recent periods, we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development.” Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $67.4 million and $15.9 million for the years ended December 31, 2024 and 2023, respectively, although there was some significant variance by segment. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $42.0 million for the year ended December 31, 2024 and was zero for the year ended December 31, 2023. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2024 were $5.6 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations. Similarly, a one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $60.8 million impact on operating income, based on 2024 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim handling and claim reserving practices, changes in claim settlement patterns, claims complexion, regulatory and legislative actions, increased attorney involvement in claims, court actions or delays in legal proceedings, social inflation and legal system abuse dynamics, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. For example, we monitor, and continue to experience, increases in medical costs, wages, and legal defense costs, all of which are key considerations in setting reserve assumptions for workers’ compensation, bodily injury and other liability lines. We are also monitoring the continued advancements in technology and design found in automobiles and homes, and the increased claims settlement costs that result from labor shortages, and repairs or replacement of such equipment impacted by supply chain disruptions, which could lead to material shortages and elevated prices of building materials. Estimated increases are reflected in our current reserve estimates, but continued increases are expected to contribute to increased losses and LAE in the future.

We are also defendants in various litigation matters, including putative class actions, which may seek punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases is often highly unpredictable, could result in extending the time to settle, and could involve material unanticipated damage awards. We have experienced, and others in the industry have reported, increased attorney involvement in claims resulting in delayed claim settlements, legal system abuse dynamics, and a trend toward higher valued settlements and litigation, all of which contribute to uncertainty regarding reserve estimates.

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

While we estimate that approximately half of our written premium is in, what we would characterize as, shorter-tail classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial general liability, automobile liability, personal and commercial umbrella, third-party coverage and workers’ compensation. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal, political and social environments, the risk and expense of protracted litigation, legal system abuse dynamics, and inflation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

For longer-tailed lines of business, applying the loss development factor method often requires even more judgment in selecting development factors, as well as more significant extrapolation. For those long-tailed lines of business with high frequency and relatively low per-loss severity (e.g., personal automobile liability), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, even in the most recent accident years, but expected loss methods and adjusted loss methods are always considered and frequently utilized in the selection process. For those long-tailed lines of business with low frequency and high loss potential (e.g., commercial general liability and personal and commercial umbrella), anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. In these situations, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported or are only in the early stages of the settlement process. Therefore, the loss reserve estimates for these accident years may be based on methods less reliant on extrapolation, such as Bornheutter-Ferguson. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods or adjusted loss methods are given increasing weight.

Management endeavors to apply as much available data as practicable to estimate the loss reserve amount for each line of business, coverage and accident year, utilizing varying assumptions, projections and methods. The ultimate outcome is expected to fall within a range of potential outcomes around this loss reserve estimated amount.

Our carried reserves for each line of business and coverage are determined based on our quarterly loss reserving process. In making the determination, we consider numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy and political outlook, litigation trends and legal system abuse dynamics, perceived anomalies in the historical results, and evolving trends or other factors. In doing so, we must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be partially or fully reflected in the carried loss reserves. In general, changes are made more quickly to reserves for more mature accident years and less volatile classes of business.

Reserving Process Uncertainties

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home and automobile repairs, etc.), changes in the judicial interpretation of policy provisions and settlement obligations, changes in the general attitude of juries in determining damage awards, delayed court proceedings, legislative actions, such as expanding liability, coverage mandates or expanding or suspending statutes of limitations which otherwise limit the times within which claims can be made, changes in the extent of insured injuries and claims complexion, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new or modified product offerings, new or rapidly expanding geographic areas, etc.), changes in our underwriting practices, and changes in claim handling procedures and/or systems. Regarding our indirect business from voluntary and involuntary pools, we are periodically provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. Also, historically, we have observed more frequent and higher severity in workers’ compensation, bodily injury, umbrella and other liability claims and more credit-related losses (for example, in our surety business) during periods of economic uncertainty or high unemployment. Economic and labor force dynamics have resulted in many experienced workers retiring from their positions and being replaced with less skilled workers, which could result in more workplace accidents. Another example may be changes in driving behavior over time and the impacts to the make-up, complexity and severity of claims in the automobile lines of business. These, and other issues, could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claim settlements.

As part of our loss reserving analysis, we consider the various factors that contribute to the uncertainty in the loss reserving process. Those factors that could materially affect our loss reserve estimates include loss development patterns and loss cost trends, reporting lags, rate and exposure level changes, the effects of changes in coverage and policy limits, business mix shifts, the effects of regulatory and legislative developments, economic circumstances, the effects of changes in judicial interpretations, the level of attorney involvement in claims, the effects of legal system abuse dynamics, the effects of emerging claims and coverage issues, and the effects of changes in claim handling and claim reserving practices. In making estimates of reserves, however, we do not necessarily make an explicit assumption for each of these factors. Moreover, all estimation methods do not utilize the same assumptions and typically no single method is determinative in the reserve analysis for a line of business and coverage. Consequently, changes in our loss reserve estimates generally are not the result of changes in any one assumption. Instead, the variability will be affected by the interplay of changes in numerous assumptions, many of which are implicit to the approaches used.

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

The future impact of the various factors that contribute to the uncertainty in the loss reserving process is impossible to predict. There is potential for significant variation in the development of loss reserves, particularly for long-tailed classes of business and classes of business that are more vulnerable to economic, social or political risks.

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes is also comprised of estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, our internal data regarding exposures related to the geographical location of the event and estimates of potential subrogation recoveries. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes and other severe wind storms and wildfires, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether wind storm losses are covered by our homeowners policy (generally for damage caused by wind or wind-driven rain) or are specifically excluded from coverage caused by flood, challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold or smoke damage, and the effects of numerous other considerations. Another example is the complication of estimating the cost of business interruption coverage on Core Commercial and Specialty policies. Estimates for catastrophes which occur at or near the end of a financial reporting period, may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

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

•
Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $940.0 million as of December 31, 2024. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 3% changed to 8% or -2%) in the embedded inflation rate would have changed total reserves by approximately $127 million, either positive or negative, at December 31, 2024.
•
Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $103.4 million as of December 31, 2024, of which approximately 89% relates to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 6% changed to 11% or 1%) and a one point change to the tail factor assumption (e.g., 1% changed to 0% or 2%) would have changed total reserves by approximately $37 million, either positive or negative, at December 31, 2024.
•
Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $502.1 million as of December 31, 2024. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 4% changed to 9% or -1%) and a one point change to the tail factor assumption (e.g., 2% changed to 1% or 3%) would have changed total reserves by approximately $186 million, either positive or negative, at December 31, 2024.
•
Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were approximately $1.2 billion as of December 31, 2024. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $165 million, either positive or negative, at December 31, 2024.

•
Specialty Programs – loss reserves recorded for Hanover Programs were $303.2 million as of December 31, 2024. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers’ compensation coverages, as well as the tail factor selection for workers’ compensation. A five point change to the embedded inflation rate for the aforementioned coverages (e.g., 4% changed to 9% or -1%), and a one point change in the workers’ compensation tail factor on Hanover Programs (e.g., 0.1% changed to 1.1% or -0.9%) would have changed total reserves by approximately $54 million, either positive or negative, at December 31, 2024.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,308.1	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6	1,693.8
Net reserve for losses and LAE, beginning of year	5,513.1	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,866.8	4,150.5	3,656.0
Prior year non-catastrophe development	(67.4)	(15.9)	(20.6)
Prior year catastrophe development	(42.0)	—	(12.0)
Total incurred losses and LAE	3,757.4	4,134.6	3,623.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,800.6	2,037.9	1,578.9
Prior years	1,838.5	1,847.6	1,534.3
Total payments	3,639.1	3,885.5	3,113.2
Net reserve for losses and LAE, end of year	5,631.4	5,513.1	5,264.0
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0	1,748.6
Gross reserve for losses and LAE, end of year	$7,461.2	$7,308.1	$7,012.6

The following table summarizes the gross reserve for losses and LAE by line of business and division.

DECEMBER 31	2024	2023	2022
(in millions)
Commercial multiple peril	$1,563.4	$1,565.7	$1,556.6
Workers’ compensation	773.0	738.3	735.0
Commercial automobile	523.1	501.5	477.7
Other core commercial	753.9	662.9	581.6
Total Core Commercial	3,613.4	3,468.4	3,350.9
Specialty Property & Casualty	846.2	869.9	820.6
Professional and Executive Lines	610.1	551.1	529.3
Marine	134.2	130.9	136.0
Surety and Other	85.4	73.6	112.2
Total Specialty	1,675.9	1,625.5	1,598.1
Personal automobile	1,673.2	1,681.6	1,633.2
Homeowners and Other	435.8	467.2	364.9
Total Personal Lines	2,109.0	2,148.8	1,998.1
Total Other	62.9	65.4	65.5
Total loss and LAE reserves	$7,461.2	$7,308.1	$7,012.6

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella and monoline property. “Specialty Property & Casualty” includes specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage, and program business. “Professional and Executive Lines” includes management liability, fidelity and crime, professional liability and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off voluntary assumed property and casualty reinsurance pools business, and our run-off direct asbestos and environmental, and product liability businesses.

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

The following table summarizes prior year (favorable) unfavorable development by segment:

DECEMBER 31	2024			2023			2022
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(17.7)	$(32.3)	$(50.0)	$4.7	$(6.7)	$(2.0)	$(10.3)	$(17.3)	$(27.6)
Specialty	(46.2)	(14.7)	(60.9)	(48.8)	(8.3)	(57.1)	(19.5)	(8.7)	(28.2)
Personal Lines	(4.9)	5.0	0.1	25.9	15.0	40.9	8.0	14.0	22.0
Other	1.4	—	1.4	2.3	—	2.3	1.2	—	1.2
Total prior year favorable development	$(67.4)	$(42.0)	$(109.4)	$(15.9)	—	$(15.9)	$(20.6)	$(12.0)	$(32.6)

Catastrophe Loss Development

For the year ended December 31, 2024, favorable catastrophe loss development was $42.0 million, primarily due to lower than expected losses related to events from accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot and Hurricane Ian. In 2023, prior year catastrophe loss development was zero in total. The lower than expected losses in Specialty and Core Commercial were offset by higher than expected losses in Personal Lines that were primarily related to Winter Storm Elliot.

2024 Loss and LAE Development, excluding catastrophes

In 2024, net favorable loss and LAE development, excluding catastrophes, was $67.4 million. Specialty favorable development of $46.2 million was primarily due to lower than expected losses of $23.3 million in our general liability-claims-made coverage within our Professional and Executive Lines division and, to a lesser extent, lower than expected losses in our Surety and Specialty P&C divisions. Core Commercial favorable loss and LAE development was $17.7 million, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Lower than expected property losses of $30.3 million were partially offset by higher than expected losses of $12.6 million across several of the liability lines. Personal Lines favorable development of $4.9 million was primarily due to lower than expected losses of $13.8 million in our personal automobile line and, to a lesser extent, lower than expected losses in our homeowners line. This favorable development was partially offset by higher than expected losses of $13.3 million in other personal lines within our standalone umbrella coverage.

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

Asbestos and Environmental Reserves

As of December 31, 2024, we had $10.9 million of net asbestos and environmental reserves, comprised of $8.7 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. This compares to net reserves of $12.4 million as of December 31, 2023. Ending loss and LAE reserves for all direct business written by our insurance companies related to asbestos and environmental damage liability were $8.7 million and $10.3 million, net of reinsurance of $17.2 million and $16.9 million for the years ended December 31, 2024 and 2023, respectively. Activity for our direct asbestos and environmental reserves was not significant to our 2024 or 2023 financial results. As a result of our historical direct underwriting mix of Core Commercial and Specialty policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been, and may continue to be, subject to claims related to these exposures.

In addition to reserves we carry to cover exposure in our direct business, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability. As of December 31, 2024, we had $29.9 million of gross reserves and $2.2 million of net reserves for assumed reinsurance pool business. This compares to $30.3 million of gross reserves and $2.1 million of net reserves at December 31, 2023. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves relates to our participation in the ECRA voluntary pool. In 1982, the pool was dissolved and since that time, the business has been in run-off. During 2021, we entered into an agreement to transfer our ECRA pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations written during the period 1950 to 1982. This transaction had no significant impact on our 2021 results of operations. In 2024, we novated the prior agreement to another third-party reinsurer with no material change in terms. This reinsurance arrangement does not relieve us from our obligations to policyholders and a failure of the reinsurer to honor their obligations could result in losses to us. The reinsurer is pursuing a novation for our ECRA claim liability participations which, if achieved, would relieve us from our obligations to policyholders. If the reinsurer is unable to achieve this novation then we have the option to cancel this reinsurance arrangement.

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

Reinsurance Recoverables

Reinsurance recoverables were $1,994.5 million and $2,056.1 million at December 31, 2024 and December 31, 2023, respectively, of which $74.2 million and $162.0 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $39.3 million and $72.2 million at December 31, 2024 and December 31, 2023, respectively, and billable non-MCCA reinsurance recoverables totaled $34.9 million and $89.8 million at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, there were $0.8 million of billed balances outstanding greater than 90 days. At December 31, 2023, there were no billed balances outstanding greater than 90 days.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2024	2023	2022
(dollars in millions)
Fixed maturities	$324.4	$283.2	$239.3
Limited partnerships	20.6	30.0	35.7
Mortgage loans	14.4	15.8	16.1
Equity securities	3.2	6.4	12.0
Other investments	25.2	10.6	4.6
Investment expenses	(15.2)	(13.9)	(11.4)
Net investment income	$372.6	$332.1	$296.3
Earned yield, fixed maturities	3.70%	3.36%	3.04%
Earned yield, total portfolio	3.78%	3.50%	3.29%

The increase in net investment income in 2024 was primarily due to the impact of reinvesting at higher interest rates and the continued investment of operational cashflows, partially offset by lower partnership income. Income from partnerships can vary significantly from year to year based on the performance in the underlying portfolios.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2024		2023
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$8,542.2	86.8%	$7,985.3	86.5%
Limited partnerships and other investments	405.0	4.1	425.5	4.6
Mortgage and other loans	304.9	3.1	371.4	4.0
Equity securities, at fair value	157.7	1.6	130.9	1.5
Cash and cash equivalents	435.5	4.4	316.1	3.4
Total cash and investments	$9,845.3	100.0%	$9,229.2	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $616.1 million, or 6.7%, for the year ended December 31, 2024 as compared to December 31, 2023, primarily due to continued investment of cashflows from operations, partially offset by the funding of financing activities, including our dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31		2024
(in millions)
Investment Type	Weighted Average Quality	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$552.6	$494.2	$(58.4)	$(8.1)
Foreign governments	BB	1.8	1.9	0.1	0.1
Municipals:
Taxable	AA	977.6	869.6	(108.0)	18.6
Tax-exempt	AA	23.9	24.2	0.3	(2.2)
Corporates	BBB+	3,952.9	3,805.9	(147.0)	55.2
Asset-backed:
Residential mortgage-backed	AA+	2,277.6	2,124.1	(153.5)	(28.8)
Commercial mortgage-backed	AAA	564.2	522.2	(42.0)	30.1
Other asset-backed	AAA	700.9	700.1	(0.8)	14.4
Total fixed maturities	A+	$9,051.5	$8,542.2	$(509.3)	$79.3

The change in net unrealized loss on fixed maturities was primarily due to sales of securities during 2024 for which realized losses were recognized in earnings.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2024			2023
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$7,000.1	$6,577.8	77.0%	$6,109.6	$5,661.8	70.9%
2	Baa	1,623.5	1,535.3	18.0	2,061.5	1,918.5	24.0
3	Ba	221.7	222.5	2.6	166.7	168.6	2.1
4	B	180.3	182.4	2.1	194.7	196.5	2.5
5	Caa and lower	20.5	19.6	0.2	24.8	22.6	0.3
6	In or near default	5.4	4.6	0.1	16.6	17.3	0.2
Total fixed maturities		$9,051.5	$8,542.2	100.0%	$8,573.9	$7,985.3	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at December 31, 2024 and 2023. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk.” Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2024			2023
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,590.6	$1,587.6	18.6%	$1,967.9	$1,935.6	24.2%
2-4 years	2,172.8	2,130.5	24.9	2,351.6	2,265.8	28.4
4-6 years	2,376.9	2,175.1	25.5	2,180.4	2,024.2	25.4
6-8 years	2,557.0	2,346.3	27.5	1,756.3	1,499.6	18.8
8-10 years	219.1	201.2	2.3	168.0	139.1	1.7
10+ years	135.1	101.5	1.2	149.7	121.0	1.5
Total fixed maturities	$9,051.5	$8,542.2	100.0%	$8,573.9	$7,985.3	100.0%
Weighted average duration		4.4			3.9

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

IMPAIRMENTS

For the years ended December 31, 2024 and 2023, we recognized net impairments of $5.8 million and $18.0 million, respectively. In 2024, impairments consisted of $4.1 million on mortgage loans and $1.7 million on fixed maturities. In 2023, impairments consisted of $11.1 million on fixed maturities, primarily intent to sell securities in the finance sector, and $6.9 million of credit losses on mortgage loans.

At December 31, 2024 and 2023, the allowance for credit losses on mortgage loans was $5.7 million and $10.0 million, respectively, and the allowance for credit losses on available-for-sale securities was $0.6 million and $1.9 million, respectively.

We held no fixed maturity securities or mortgage loans on non-accrual status at December 31, 2024. The carrying value of fixed maturity securities on non-accrual status at December 31, 2023 was $14.8 million. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2024 and December 31, 2023. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2024 were $531.1 million, an improvement of $93.6 million compared to December 31, 2023, primarily attributable to sales of securities during 2024 for which realized losses were recognized in earnings. At December 31, 2024, gross unrealized losses consisted primarily of $161.4 million on corporate fixed maturities, $156.3 million on residential mortgage-backed securities, $109.2 million on municipals and $58.8 million on U.S. government securities. See also Note 2 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2024 and 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2024	2023
(in millions)
Due in one year or less	$2.0	$4.6
Due after one year through five years	55.1	96.9
Due after five years through ten years	235.0	271.9
Due after ten years	37.3	33.0
	329.4	406.4
Mortgage-backed and asset-backed securities	201.7	218.3
Total fixed maturities	$531.1	$624.7

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

The U.S. economy expanded at a solid pace in 2024. The Federal Reserve (the “Fed”) cut interest rates during the year, reducing the federal funds target to a range of 4.25% to 4.50%. Despite the easing, inflation remained relatively constrained and above the Fed’s current two percent long-term target. Additional Fed cuts will depend on both the health of the labor market and the new administration’s policy changes, including tariffs, immigration and spending. Geopolitical risks also create economic uncertainty, the extent of which is unknown. This may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

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

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2024 and 2023 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$1,770	$1,880	$2,000	$2,124	$2,245	$2,355	$2,450
Municipal securities	775	810	850	894	940	985	1,035
All other fixed maturity securities	4,925	5,115	5,315	5,524	5,745	5,980	6,220
Total December 31, 2024	$7,470	$7,805	$8,165	$8,542	$8,930	$9,320	$9,705
Total December 31, 2023	$7,080	$7,365	$7,670	$7,985	$8,310	$8,640	$8,965

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment-grade fixed income securities across various sectors including U.S. government, municipals, corporates, residential and commercial mortgage-backed securities and other asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt that is subject to interest rate risk, which was issued at fixed interest rates between 2.50% and 8.207%.

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $16 million at December 31, 2024 and approximately $13 million at December 31, 2023, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2024	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment losses	$(33.4)	$(16.6)	$(21.0)	$(4.8)	$—	$(75.8)
Other non-operating items	—	—	—	(2.4)	—	(2.4)
Discontinued Chaucer business, net of taxes	—	—	—	—	0.7	0.7

2023
Net realized and unrealized investment gains (losses)	$(15.6)	$(7.3)	$(9.7)	$0.1	$—	$(32.5)
Other non-operating items	—	—	0.2	1.9	—	2.1
Discontinued Chaucer business, net of taxes	—	—	—	—	1.2	1.2
Discontinued life businesses, net of taxes	—	—	—	—	0.6	0.6

2022
Net realized and unrealized investment gains (losses)	$(50.7)	$(23.1)	$(33.2)	$0.5	$—	$(106.5)
Other non-operating items	—	—	—	(0.5)	—	(0.5)
Discontinued life businesses, net of taxes	—	—	—	—	(0.8)	(0.8)

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and net realized and unrealized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment losses were $75.8 million in 2024 compared to $32.5 million in 2023. Net realized and unrealized investment losses in 2024 were primarily due to $84.2 million of net realized losses from sales of investments, primarily fixed maturities, and, to a lesser extent, from impairment losses on investments, including $3.6 million of credit-related impairments and $2.2 million of losses related to intent to sell securities. These investment losses were partially offset by changes in the fair value of equity securities of $14.2 million. Net realized and unrealized investment losses in 2023 were primarily due to $18.0 million of impairment losses and, to a lesser extent, net realized investment losses from sales of fixed maturities and net depreciation in the fair value of equity securities.

INCOME TAXES

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

The provision for income taxes from continuing operations was an expense of $112.5 million and $7.6 million in 2024 and 2023, respectively. These amounts resulted in consolidated effective tax rates of 20.9% and 18.5% on pre-tax income for 2024 and 2023, respectively. The provisions in 2024 and 2023 reflect benefits related to tax planning strategies implemented in prior years of $1.2 million and $1.3 million, respectively. The provisions in 2024 and 2023 also included excess tax benefits related to stock-based compensation of $1.9 million and $1.1 million, respectively. In addition, the provisions for 2024 and 2023 included benefits related to the release of prior years’ uncertain tax position of $1.0 million and $0.9 million, respectively. Absent these items, the provisions for income taxes for 2024 and 2023 would have been expenses of $116.6 million, or 21.7%, and $10.9 million, or 26.5%, respectively. The lower effective federal tax rate in 2024 was primarily due to higher underwriting income in the current year.

The income tax provision on operating income was an expense of $130.1 million and $15.3 million for 2024 and 2023, respectively. These provisions resulted in effective tax rates on operating income of 21.1% and 21.4%, respectively. The provisions for 2024 and 2023 reflect the aforementioned excess tax benefits related to stock-based compensation and the benefits related to the release of prior years’ uncertain tax position. Absent these items, the provisions for income taxes for 2024 and 2023 would have been expenses of $133.0 million, or 21.6%, and $17.3 million, or 24.2%, respectively. The lower effective federal tax rate in 2024 was primarily due to higher underwriting income in the current year.

During 2024 and 2023, we recorded decreases in reserves related to uncertain tax positions, due to the expiration of certain statutes of limitations. The reserve release of $1.0 million and $0.9 million in 2024 and 2023, respectively, were recorded as benefits in continuing operations. We are subject to U.S. federal and state examinations and foreign examinations for years after 2020.

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

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We determined our discount rate for the qualified benefit plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2024 and 2023, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plan were 6.125% and 5.75% as of December 31, 2024 and 2023, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income (loss) balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income (loss). These gains or losses are amortized into expense in future years. The qualified benefit plan held assets consisting of approximately 90% fixed maturities and 10% equity securities at December 31, 2024.

The expected return on asset assumption was 5.875% in 2024 and 6.25% in 2023. Asset returns are reflected net of administrative expenses.

Net actuarial losses related to the qualified benefit plan of $6.9 million and net actuarial gains of $3.3 million were reflected as changes to accumulated other comprehensive income (loss) in 2024 and 2023, respectively. Net actuarial losses in 2024 resulted from lower than expected investment returns during the year, partially offset by an increase in the discount rate. Net actuarial gains in 2023 resulted from changes in participant-related assumptions, partially offset by a decrease in the discount rate. In 2024 and 2023, amortization of actuarial losses from prior years were $6.6 million and $7.8 million, respectively.

Expenses related to our qualified benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our qualified benefit plan was $5.5 million and $6.2 million for 2024 and 2023, respectively.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified benefit plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(5.2)
Change in 2025 Expense	(0.6)
25 basis point decrease
Change in Benefit Obligation	5.4
Change in 2025 Expense	0.6
Expected Return on Plan Assets -
25 basis point increase
Change in 2025 Expense	(0.8)
25 basis point decrease
Change in 2025 Expense	0.8

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

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2024	2023
(in millions)
Total Statutory Capital and Surplus	$2,971.7	$2,642.7

The statutory capital and surplus for our insurance subsidiaries increased $329.0 million during 2024. This increase was primarily due to underwriting profits, partially offset by the payment of a $100.0 million dividend to its parent company and, to a lesser extent, net realized and unrealized investment losses.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2024 and 2023, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2024	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,411.4	$705.7	210%	420%

DECEMBER 31, 2023
The Hanover Insurance Company	$1,334.1	$667.0	197%	395%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $100.0 million in dividends, which were provided to the holding company in both 2024 and 2023.

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

Net cash provided by operating activities was $806.4 million during 2024 compared to $361.7 million during 2023. The $444.7 million increase in cash provided was primarily due to an increase in premiums received and lower loss and LAE payments made during 2024 compared to 2023, partially offset by higher income tax payments made in 2024.

Net cash used in investing activities was $540.9 million during 2024 compared to $228.5 million during 2023. During 2024, cash used in investing activities primarily related to net purchases of fixed maturities. During 2023, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net sales of equity securities.

Net cash used in financing activities was $145.5 million during 2024 compared to $122.1 million during 2023. During 2024, cash used in financing activities primarily resulted from the payment of quarterly dividends to our shareholders and, to a lesser extent, from repurchases of common stock through the open market. During 2023, cash used in financing activities primarily resulted from quarterly dividend payments to our shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2024, we paid dividends that totaled $124.1 million. This included three quarterly dividends of $0.85 per share and one quarterly dividend of $0.90 per share. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2024, THG, as a holding company, held approximately $284.5 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, and certain costs associated with benefits due to our former life employees and agents. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2024, we repurchased approximately 0.2 million shares, at an aggregate cost of $26.7 million. As of December 31, 2024, we had repurchased 8.1 million shares under this $1.3 billion program and had approximately $303 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At December 31, 2024, we had borrowing capacity of $121.6 million. There were no outstanding borrowings under this short-term facility at December 31, 2024; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. At December 31, 2024 and for the year ended, we had no borrowings under this credit agreement.

At December 31, 2024, we were in compliance with the covenants of our debt and credit agreements.

FINANCING OBLIGATIONS AND OTHER ESTIMATED OPERATING PAYMENTS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. Annual payments are related to the contractual principal and interest payments of these financing obligations as of December 31, 2024, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, as discussed below, we expect payments related to our loss and LAE obligations, payments in support of the obligations of our benefit plans, and for commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments.

Our debt obligations include senior debentures that mature in one year or less of $61.8 million, due in October of 2025, which pay interest at an annual rate of 7.625%. In addition, we hold senior debentures of $375.0 million due in 2026, which pay annual interest at a rate of 4.50%, and senior debentures of $300.0 million due in 2030, which pay annual interest at a rate of 2.50%. Additionally, we carry subordinated debentures of $50.1 million due in 2027, which pay interest at an annual rate of 8.207%. Interest associated with our debt includes $33.2 million due in one year or less and $52.1 million due after one year.

Our subsidiaries are lessees with a number of leases, consisting primarily of equipment, real estate and fleet vehicles. Our lease obligations include $14.4 million due in one year or less and $23.9 million due after one year.

We currently have obligations to pay benefits under our qualified and non-qualified defined benefit pension and post-retirement benefit plans. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; however, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. Estimated payments to be made for non-qualified pension, postretirement, and postemployment benefits totaled $3.6 million due in one year or less and $22.9 million due after one year. These estimated payments extend until 2034; however, it is likely that payments will be required beyond 2034. Estimates of these payments and the payment patterns are based upon historical experience. The ultimate payment amount for our pension and postretirement benefit plans is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

Our investment commitments relate primarily to limited partnerships and were $47.1 million due in one year or less and $82.9 million due after one year.

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. The total gross loss and LAE reserve payments expected to be made in one year or less of $2,274.2 million and after one year of $5,084.2 million are estimates based principally on historical experience.

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

Loss reserves – Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE and consist of reserves for claims that have been reported (case reserves) and for claims that have been incurred but have not yet been reported (IBNR).

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

Rate (Personal Lines) – Represents the estimated cumulative premium effect of approved rate actions applied to policies at renewal, regardless of whether or not policies are actually renewed. Accordingly, rate changes do not represent actual increases or decreases realized by the company. Personal Lines rate changes do not include inflation or changes in policy level exposure or insured risks.

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

Renewal price(ing) increase or decrease (Personal Lines) – Represents the average change in premium on policies charged at renewal caused by the net effects of filed rate, inflation adjustments or other changes in policy level exposure or insured risks, regardless of whether or not the policies are retained for the duration of their contractual terms.

Retention Rate (Core Commercial and Specialty) – Represents the ratio of net retained premium for the noted period to the premium available to renew over the same period.

Retention Rate (Personal Lines) – Represents the ratio of net retained policies for the noted period to those policies available to renew over the same period and includes policies that were canceled and rewritten.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Hanover Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules I, II, III, V, and VI listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 14 to the consolidated financial statements, loss and loss adjustment expense reserves were $7.5 billion as of December 31, 2024. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes. As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting or business mix, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 21, 2025

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions, except per share data)
Revenues
Premiums	$5,912.6	$5,663.1	$5,252.3
Net investment income	372.6	332.1	296.3
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(84.2)	(8.9)	(26.5)
Net change in fair value of equity securities	14.2	(5.6)	(63.3)
Impairments on investments:
Credit-related impairments	(3.6)	(7.7)	(1.9)
Losses on intent to sell securities	(2.2)	(10.3)	(14.8)
Total impairments on investments	(5.8)	(18.0)	(16.7)
Total net realized and unrealized investment losses	(75.8)	(32.5)	(106.5)
Fees and other income	28.0	30.8	26.5
Total revenues	6,237.4	5,993.5	5,468.6
Losses and expenses
Losses and loss adjustment expenses	3,757.4	4,134.6	3,623.4
Amortization of deferred acquisition costs	1,221.7	1,176.0	1,093.2
Interest expense	34.1	34.1	34.1
Other operating expenses	686.4	607.7	573.9
Total losses and expenses	5,699.6	5,952.4	5,324.6
Income from continuing operations before income taxes	537.8	41.1	144.0
Income tax expense (benefit):
Current	131.1	32.6	73.7
Deferred	(18.6)	(25.0)	(46.5)
Total income tax expense	112.5	7.6	27.2
Income from continuing operations	425.3	33.5	116.8
Discontinued operations:
Income from Chaucer business, net of taxes	0.7	1.2	—
Income (loss) from discontinued life businesses, net of taxes	—	0.6	(0.8)
Net income	$426.0	$35.3	$116.0
Earnings per common share:
Basic:
Income from continuing operations	$11.83	$0.94	$3.28
Discontinued operations:
Income from Chaucer business, net of taxes	0.02	0.03	—
Income (loss) from discontinued life businesses, net of taxes	—	0.02	(0.02)
Net income per share	$11.85	$0.99	$3.26
Weighted average shares outstanding	35.9	35.7	35.6
Diluted:
Income from continuing operations	$11.68	$0.93	$3.23
Discontinued operations:
Income from Chaucer business, net of taxes	0.02	0.03	—
Income (loss) from discontinued life businesses, net of taxes	—	0.02	(0.02)
Net income per share	$11.70	$0.98	$3.21
Weighted average shares outstanding	36.4	36.1	36.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Net income	$426.0	$35.3	$116.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	56.8	175.0	(822.6)
Having credit losses recognized in the Consolidated Statements of Income	2.5	3.6	(3.7)
Total available-for-sale securities	59.3	178.6	(826.3)
Pension and postretirement benefits:
Net actuarial gains (losses) arising in the period	(5.8)	3.1	(5.7)
Amortization recognized as net periodic benefit and postretirement cost	5.4	6.2	4.3
Total pension and postretirement benefits	(0.4)	9.3	(1.4)
Long-duration insurance contracts:
Net change in market risk	2.0	(3.6)	17.0
Total other comprehensive income (loss), net of tax	60.9	184.3	(810.7)
Comprehensive income (loss)	$486.9	$219.6	$(694.7)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2024	2023
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $9,051.5 and $8,573.9)	$8,542.2	$7,985.3
Equity securities, at fair value	157.7	130.9
Other investments	709.9	796.9
Total investments	9,409.8	8,913.1
Cash and cash equivalents	435.5	316.1
Accrued investment income	69.8	58.2
Premiums and accounts receivable, net	1,800.8	1,705.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,994.5	2,056.1
Deferred acquisition costs	662.8	620.8
Deferred income tax asset	174.2	173.3
Goodwill	178.8	178.8
Other assets	462.6	504.0
Assets of discontinued businesses	85.7	86.6
Total assets	$15,274.5	$14,612.6
Liabilities
Loss and loss adjustment expense reserves	$7,461.2	$7,308.1
Unearned premiums	3,283.3	3,102.5
Expenses and taxes payable	757.8	775.9
Reinsurance premiums payable	37.7	64.3
Short-term Debt	61.8	—
Long-term Debt	722.3	783.2
Liabilities of discontinued businesses	108.6	113.0
Total liabilities	12,432.7	12,147.0
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,973.6	1,939.2
Accumulated other comprehensive loss	(456.3)	(517.2)
Retained earnings	3,209.6	2,909.4
Treasury stock at cost (24.6 and 24.7 million shares)	(1,885.7)	(1,866.4)
Total shareholders’ equity	2,841.8	2,465.6
Total liabilities and shareholders’ equity	$15,274.5	$14,612.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,939.2	1,913.1	1,887.2
Employee and director stock-based awards and other	34.4	26.1	25.9
Balance at end of year	1,973.6	1,939.2	1,913.1
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	(462.8)	(641.4)	184.9
Net appreciation (depreciation) on available-for-sale securities	59.3	178.6	(826.3)
Balance at end of year	(403.5)	(462.8)	(641.4)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(54.8)	(64.1)	(62.7)
Net amount arising in the period	(5.8)	3.1	(5.7)
Net amount recognized as net periodic benefit cost	5.4	6.2	4.3
Balance at end of year	(55.2)	(54.8)	(64.1)
Long Duration Insurance Contracts:
Balance at beginning of year	0.4	4.0	(13.0)
Net change in market risk	2.0	(3.6)	17.0
Balance at end of year	2.4	0.4	4.0
Total accumulated other comprehensive loss	(456.3)	(517.2)	(701.5)
Retained Earnings
Balance at beginning of year	2,909.4	2,992.9	2,987.3
Net income	426.0	35.3	116.0
Dividends to shareholders	(125.8)	(118.8)	(110.4)
Balance at end of year	3,209.6	2,909.4	2,992.9
Treasury Stock
Balance at beginning of year	(1,866.4)	(1,871.4)	(1,848.3)
Shares purchased at cost	(26.7)	—	(30.8)
Net shares reissued at cost under employee stock-based compensation plans	7.4	5.0	7.7
Balance at end of year	(1,885.7)	(1,866.4)	(1,871.4)
Total shareholders’ equity	$2,841.8	$2,465.6	$2,333.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Cash Flows From Operating Activities
Net income	$426.0	$35.3	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	76.2	32.3	106.4
Net amortization and depreciation	1.5	6.3	12.9
Stock-based compensation expense	31.0	31.1	29.0
Amortization of defined benefit plan costs	6.8	7.9	5.5
Deferred income tax benefit	(18.8)	(24.6)	(46.5)
Change in deferred acquisition costs	(42.0)	(16.0)	(52.8)
Change in premiums receivable, net of reinsurance premiums payable	(121.7)	(110.3)	(116.7)
Change in loss, loss adjustment expense and unearned premium reserves	331.7	442.0	784.7
Change in reinsurance recoverable	61.6	(91.6)	(57.2)
Change in expenses and taxes payable	(8.7)	48.0	3.3
Other, net	62.8	1.3	(62.3)
Net cash provided by operating activities	806.4	361.7	722.3
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	2,666.5	772.9	1,106.3
Proceeds from disposals of equity securities and other investments	115.5	141.1	488.4
Purchase of fixed maturities	(3,240.7)	(1,059.8)	(1,960.2)
Purchase of equity securities and other investments	(72.0)	(70.8)	(124.3)
Capital expenditures	(10.2)	(11.9)	(17.8)
Net cash used in investing activities	(540.9)	(228.5)	(507.6)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	16.7	6.5	13.3
Dividends paid to shareholders	(124.1)	(117.2)	(108.9)
Repurchases of common stock	(26.7)	—	(30.8)
Other financing activities	(11.4)	(11.4)	(14.2)
Net cash used in financing activities	(145.5)	(122.1)	(140.6)
Net change in cash and cash equivalents	120.0	11.1	74.1
Net change in cash related to discontinued operations	(0.6)	—	—
Cash and cash equivalents, beginning of year	316.1	305.0	230.9
Cash and cash equivalents, end of year	$435.5	$316.1	$305.0
Supplemental Cash Flow Information
Interest payments	$33.2	$33.2	$33.3
Income tax payments (refunds), net	$149.0	$(22.1)	$107.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several reporting segments discussed in Note 12 – “Segment Information.” The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former accident and health insurance business.

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

B. Investments

Fixed maturities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity.

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

Realized and unrealized investment gains and losses include net gains and losses on investment sales, changes in the credit loss allowance on fixed maturity securities and mortgage loans, intent to sell impairments, and valuation changes of equity securities. Net gains and losses on sales of investments are determined on a specific identification basis.

The Company reviews fixed maturity securities in an unrealized loss position and assesses whether it intends to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the debt security meets either of these two criteria, an intent to sell impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If neither of the above criteria are met, the credit loss portion of the unrealized loss is recorded through earnings and the non-credit portion remains in other comprehensive income (loss). Credit losses are estimated by comparing the amortized cost of the fixed maturity security with the net present value of the security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the security’s cash flows at the impairment measurement date. Credit losses are recorded through an allowance for credit losses and recoveries of impairments on fixed maturities are recognized as reversals of the allowance for credit losses. The allowance for credit losses is limited to the amount that fair value is less than amortized cost and therefore, increases in the fair value of investments due to reasons other than credit could result in decreases in the allowance and an increase in net income.

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

Deferred acquisition costs (“DAC”) for each reporting segment are reviewed to determine if the costs are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near-term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near-term if any of the estimates discussed above are revised.

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

The Company tests for the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of long-lived assets exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. When an impairment loss occurs, the Company reduces the carrying value of the asset to fair value and no longer depreciates the asset. Fair values are estimated using discounted cash flow analyses.

H. GOODWILL AND INTANGIBLE ASSETS

The Company carries its goodwill at cost, net of amortization accumulated prior to January 1, 2002, and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but, rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment. At December 31, 2024 and 2023, the Company held goodwill of $178.8 million. At December 31, 2024 and 2023, the Company held intangible assets with indefinite lives of $15.5 million.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company performed its annual impairment reviews of goodwill and indefinite-lived assets in the fourth quarters of 2024 and 2023, with no impairments recognized.

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

J. Debt

The Company’s debt at December 31, 2024 includes senior and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 5 – “Debt and Credit Arrangements.”

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses, and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premiums written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2024 and 2023. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

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

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2024, 2023 and 2022 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, non-vested stock grants, and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS would be equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This Update requires entities to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”), and an explanation of how the CODM uses the reported measures of segment profit or loss. The Update does not change how entities identify operating segments, aggregate them, or apply the quantitative thresholds to determine reportable segments. This Update is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company implemented this guidance effective January 1, 2024, on a retrospective basis, and it did not have a material effect on its financial position or results of operations, as the Update is disclosure related.

Recently Issued Standards

In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This Update requires entities to disclose, at each interim and annual reporting period, specified information about certain costs and expenses in the notes to financial statements. Entities must disclose the amounts, in a tabular format, of relevant expense captions presented on the face of the income statement within continuing operations that contain expenses associated with employee compensation, depreciation, and intangible asset amortization. Additionally, the Update requires qualitative disclosure of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the disclosure of total of selling expenses, among other items. This Update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods, as clarified in ASC Update No. 2025-01, beginning after December 15, 2027, with early adoption permitted. This guidance may be implemented either on a prospective or retrospective basis. The Company does not expect implementation of this guidance to have a material effect on its financial position or results of operations, as the Update is disclosure related.

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

2. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2024
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$552.6	$—	$552.6	$0.4	$58.8	$494.2
Foreign governments	1.8	—	1.8	0.1	—	1.9
Municipals	1,001.5	—	1,001.5	1.5	109.2	893.8
Corporates	3,953.5	(0.6)	3,952.9	14.4	161.4	3,805.9
Residential mortgage-backed	2,277.6	—	2,277.6	2.8	156.3	2,124.1
Commercial mortgage-backed	564.2	—	564.2	0.1	42.1	522.2
Other asset-backed	700.9	—	700.9	2.5	3.3	700.1
Total fixed maturities	$9,052.1	$(0.6)	$9,051.5	$21.8	$531.1	$8,542.2

DECEMBER 31, 2023
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$512.9	$—	$512.9	$1.4	$51.7	$462.6
Foreign governments	2.2	—	2.2	—	—	2.2
Municipals	1,309.3	—	1,309.3	5.5	129.6	1,185.2
Corporates	4,053.8	(1.9)	4,051.9	22.9	225.1	3,849.7
Residential mortgage-backed	1,435.6	—	1,435.6	5.5	130.2	1,310.9
Commercial mortgage-backed	890.3	—	890.3	0.1	72.2	818.2
Other asset-backed	371.7	—	371.7	0.7	15.9	356.5
Total fixed maturities	$8,575.8	$(1.9)	$8,573.9	$36.1	$624.7	$7,985.3

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2024 and 2023, fixed maturities with fair values of $130.9 million and $153.0 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 5 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program. Additionally, at December 31, 2024 and 2023, fixed maturities with fair values of $316.3 million and $301.6 million, respectively, were on deposit with various state governmental authorities or trustees.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2024
(in millions)	Amortized Cost, net of Allowance for Credit Losses	Fair Value
Due in one year or less	$397.8	$396.1
Due after one year through five years	2,061.5	2,015.0
Due after five years through ten years	2,677.3	2,448.6
Due after ten years	372.2	336.1
	5,508.8	5,195.8
Mortgage-backed and other asset-backed securities	3,542.7	3,346.4
Total fixed maturities	$9,051.5	$8,542.2

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale fixed maturities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)
	2024	2023	2022
Net appreciation (depreciation), beginning of year	$(462.8)	$(641.4)	$184.9
Net appreciation (depreciation) on available-for-sale fixed maturities	76.6	227.6	(1,044.2)
Benefit (provision) for deferred income taxes	(17.3)	(49.0)	217.9
	59.3	178.6	(826.3)
Net depreciation, end of year	$(403.5)	$(462.8)	$(641.4)

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2024 and 2023, including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2024	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.8	$194.4	$51.0	$240.8	$58.8	$435.2
Municipals	3.0	132.5	106.2	680.9	109.2	813.4
Corporates	22.8	1,360.3	132.0	1,523.3	154.8	2,883.6
Residential mortgage-backed	16.5	896.8	139.8	747.2	156.3	1,644.0
Commercial mortgage-backed	0.7	23.7	41.4	485.4	42.1	509.1
Other asset-backed	2.5	181.4	0.8	78.5	3.3	259.9
Total investment grade	53.3	2,789.1	471.2	3,756.1	524.5	6,545.2
Below investment grade:
Foreign governments	—	0.1	—	—	—	0.1
Corporates	1.3	70.8	5.3	49.8	6.6	120.6
Commercial mortgage-backed	—	—	—	0.8	—	0.8
Total below investment grade	1.3	70.9	5.3	50.6	6.6	121.5
Total fixed maturities	$54.6	$2,860.0	$476.5	$3,806.7	$531.1	$6,666.7

DECEMBER 31, 2023	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.6	$62.2	$51.1	$331.0	$51.7	$393.2
Foreign governments	—	—	—	2.0	—	2.0
Municipals	2.5	72.5	127.1	935.2	129.6	1,007.7
Corporates	1.3	159.9	214.9	2,870.2	216.2	3,030.1
Residential mortgage-backed	1.2	139.3	129.0	865.4	130.2	1,004.7
Commercial mortgage-backed	0.2	14.0	72.0	770.0	72.2	784.0
Other asset-backed	0.1	28.1	15.8	260.2	15.9	288.3
Total investment grade	5.9	476.0	609.9	6,034.0	615.8	6,510.0
Below investment grade:
Corporates	2.5	33.8	6.4	66.2	8.9	100.0
Commercial mortgage-backed	—	—	—	0.9	—	0.9
Total below investment grade	2.5	33.8	6.4	67.1	8.9	100.9
Total fixed maturities	$8.4	$509.8	$616.3	$6,101.1	$624.7	$6,610.9

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

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $304.9 million and $371.4 million at December 31, 2024 and 2023, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party. For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2024	2023
(in millions)
Property Type:
Office	$121.6	$141.9
Apartments	73.4	104.3
Hotel	47.0	48.0
Industrial	35.8	36.4
Retail	32.8	50.8
Allowance for credit losses	(5.7)	(10.0)
Total	$304.9	$371.4

DECEMBER 31	2024	2023
(in millions)
Geographic Region:
Pacific	$82.7	$92.0
South Atlantic	82.2	102.4
Mid-Atlantic	42.6	57.0
New England	40.6	41.0
West South Central	22.8	32.4
East South Central	12.8	12.9
East North Central	10.3	19.8
Other	16.6	23.9
Allowance for credit losses	(5.7)	(10.0)
Total	$304.9	$371.4

At December 31, 2024, scheduled maturities of mortgage participations and other loans were as follows: due in 2025 - $68.6 million; in 2026 - $54.1 million; 2027 - $29.7 million; 2028 - $29.8 million and thereafter - $122.7 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties, and loans may be refinanced.

In determining estimated credit losses on mortgage participations and other loans, the Company evaluates several factors, including credit risk. The amortized cost of mortgage participations and other loans by credit ratings and year of origination was as follows:

DECEMBER 31, 2024
(in millions)	Prior to 2020	2020	2021	2022	2023	2024	Total
Credit Quality
Aaa/Aa/A	$122.8	$5.0	$43.1	$10.0	$—	$9.9	$190.8
Baa	57.8	—	11.6	—	—	—	69.4
Ba and lower	28.3	22.1	—	—	—	—	50.4
Amortized cost	$208.9	$27.1	$54.7	$10.0	$—	$9.9	$310.6
Allowance for credit losses							(5.7)
Amortized cost, net of allowance for credit losses							$304.9

During 2024, the Company recorded a write-off of $4.9 million on a mortgage participation that was originated prior to 2020. The property was subsequently sold.

Other investments also include interests in limited partnerships of $395.0 million and $415.6 million at December 31, 2024 and December 31, 2023, respectively.

E. OTHER

At December 31, 2024 and 2023, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of the U.S. government and U.S. government-sponsored agencies, as well as $304.9 million and $371.4 million, respectively of mortgage participations with a highly-rated single third-party.

At December 31, 2024, there were contractual investment commitments of up to $180.6 million.

3. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Fixed maturities	$324.4	$283.2	$239.3
Limited partnerships	20.6	30.0	35.7
Mortgage loans	14.4	15.8	16.1
Equity securities	3.2	6.4	12.0
Short-term and other investments	25.2	10.6	4.6
Gross investment income	387.8	346.0	307.7
Less: investment expenses	(15.2)	(13.9)	(11.4)
Net investment income	$372.6	$332.1	$296.3

The change in fair value of limited partnerships measured using NAV is reported in net investment income, of which holding losses of $8.3 million, $8.1 million and $2.0 million were related to securities owned at December 31, 2024, 2023 and 2022, respectively.

We held no fixed maturity securities or mortgages loans on non-accrual status at December 31, 2024. The carrying value of fixed maturity securities on non-accrual status was $14.8 million at December 31, 2023. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2024, 2023 and 2022.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments, including impairments, were as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Fixed maturities	$(89.6)	$(20.2)	$(45.2)
Mortgage loans	(0.5)	(6.9)	2.3
Equity securities	14.2	(5.6)	(63.3)
Other investments	0.1	0.2	(0.3)
Net realized and unrealized investment losses	$(75.8)	$(32.5)	$(106.5)

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Net gains (losses) recognized during the period	$14.2	$(5.6)	$(63.3)
Less: net losses recognized on equity securities sold during the period	—	(11.6)	(42.7)
Net unrealized gains (losses) recognized during the period on equity securities still held	$14.2	$6.0	$(20.6)

Impairments

Included in net realized and unrealized investment gains (losses) for the years ended December 31, 2024, 2023 and 2022, were net impairments of investment securities totaling $5.8 million, $18.0 million and $16.7 million, respectively. In 2024, impairments consisted of $4.1 million on mortgage loans and $1.7 million on fixed maturities. In 2023, impairments consisted of $11.1 million on fixed maturities, primarily related to intent to sell securities, and $6.9 million of estimated credit losses on mortgage loans. In 2022, impairments consisted of $18.5 million on fixed maturities, of which $14.8 million related to intent to sell securities and $3.7 million related to estimated credit losses. These impairments were partially offset by recoveries of $1.8 million of estimated credit losses on mortgage loans.

At December 31, 2024 and 2023, the allowance for credit losses on mortgage loans was $5.7 million and $10.0 million, respectively, and the allowance for credit losses on available-for-sale securities was $0.6 million and $1.9 million, respectively. The following table provides rollforwards of the allowance for credit losses on mortgage loans:

YEARS ENDED DECEMBER 31	2024	2023
(in millions)
Allowance for credit losses as of the beginning of the period	$10.0	$3.2
Reductions for disposals	(3.6)	(0.1)
Reductions for writedowns	(3.0)	—
Additional credit losses on investments for which an allowance was previously recognized	2.3	6.9
Allowance for credit losses as of the end of the period	$5.7	$10.0

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

The proceeds from sales of available-for-sale fixed maturities, and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Proceeds from sales	$1,844.1	$168.8	$489.0
Gross gains	2.5	1.0	4.4
Gross losses	91.3	10.5	34.1

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

The Company utilizes a third-party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. The Company holds certain equity securities that have been issued by privately-held entities that do not have an active market and for which the pricing service cannot provide fair values. The Company estimates fair value for these securities based on prices from recent financing rounds, which may be adjusted for liquidity and other factors, or based on the issuer’s book value and market multiples, and reports them as Level 3. Additionally, the Company may obtain non-binding broker or dealer quotes, which are reported as Level 3.

OTHER INVESTMENTS

Other investments primarily include limited partnerships not subject to the equity method of accounting and mortgage participations. The fair values of limited partnerships not subject to the equity method of accounting are based on the NAV provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$8,542.2	$8,542.2	$7,985.3	$7,985.3
Fair Value through Net Income:
Equity securities	157.7	157.7	130.9	130.9
Other investments	86.9	86.9	118.4	118.4
Amortized Cost/Cost:
Other investments	343.7	324.2	413.1	393.5
Cash and cash equivalents	435.5	435.5	316.1	316.1
Total financial instruments	$9,566.0	$9,546.5	$8,963.8	$8,944.2

Financial Liabilities carried at:
Amortized Cost:
Debt	$784.1	$744.4	$783.2	$727.5

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews each of the pricing service’s policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During 2024 and 2023, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$494.2	$363.9	$130.3	$—
Foreign governments	1.9	—	1.9	—
Municipals	893.8	—	886.2	7.6
Corporates	3,805.9	—	3,805.9	—
Residential mortgage-backed, U.S. agency backed	1,790.7	—	1,790.7	—
Residential mortgage-backed, non-agency	333.4	—	333.4	—
Commercial mortgage-backed	522.2	—	516.3	5.9
Other asset-backed	700.1	—	700.1	—
Total fixed maturities	8,542.2	363.9	8,164.8	13.5
Equity securities	157.7	136.9	—	20.8
Other investments	3.9	—	—	3.9
Total investment assets at fair value	$8,703.8	$500.8	$8,164.8	$38.2

	DECEMBER 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$462.6	$324.3	$138.3	$—
Foreign governments	2.2	—	2.2	—
Municipals	1,185.2	—	1,176.6	8.6
Corporates	3,849.7	—	3,849.6	0.1
Residential mortgage-backed, U.S. agency backed	1,168.7	—	1,168.7	—
Residential mortgage-backed, non-agency	142.2	—	142.2	—
Commercial mortgage-backed	818.2	—	811.2	7.0
Other asset-backed	356.5	—	356.5	—
Total fixed maturities	7,985.3	324.3	7,645.3	15.7
Equity securities	130.9	123.3	—	7.6
Other investments	3.8	—	—	3.8
Total investment assets at fair value	$8,120.0	$447.6	$7,645.3	$27.1

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2024 and 2023, the fair values of these investments were $83.0 million and $114.6 million, respectively, approximately 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$435.5	$435.5	$—	$—
Other investments	324.2	—	6.1	318.1
Total financial instruments	$759.7	$435.5	$6.1	$318.1
Liabilities:
Debt	$744.4	$—	$744.4	$—

	DECEMBER 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$316.1	$316.1	$—	$—
Other investments	393.5	—	6.1	387.4
Total financial instruments	$709.6	$316.1	$6.1	$387.4
Liabilities:
Debt	$727.5	$—	$727.5	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2024	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Balance at beginning of year	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Transfers out of Level 3	—	(0.1)	—	(0.1)	—	(0.1)
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.6	0.6
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	—	—	(0.5)	(0.5)	—	(0.5)
Purchases and sales:
Addition	—	—	—	—	14.2	14.2
Settlements	(1.0)	—	(0.6)	(1.6)	(1.5)	(3.1)
Balance at end of year	$7.6	$—	$5.9	$13.5	$24.7	$38.2
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the year	$—	$—	$(0.5)	$(0.5)	$—	$(0.5)

YEAR ENDED DECEMBER 31, 2023	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Balance at beginning of year	$9.3	$0.1	$7.5	$16.9	$11.1	$28.0
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.3	0.3
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.2	—	0.1	0.3	—	0.3
Settlements	(0.9)	—	(0.6)	(1.5)	—	(1.5)
Balance at end of year	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the year	$0.2	$—	$0.1	$0.3	$—	$0.3

During the year ended December 31, 2024, a fixed maturity security was transferred from Level 3 to Level 2 because it was valued by a pricing service with observable inputs rather than being valued by the Company’s internal matrix model. During the year ended December 31, 2023, there were no transfers between Level 2 and Level 3. The Company held no Level 3 liabilities for the years ended December 31, 2024 and 2023.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. A valuation of $12.0 million for an equity security based on a dealer quote for which there was a lack of transparency as to inputs used to develop the valuation has been excluded.

DECEMBER 31			2024		2023
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted	Discount for:	$7.6		$8.6
	cash flow	Small issue size		6.1 - 6.8% (6.7%)		6.1 - 6.8% (6.7%)
Corporates	Discounted	Discount for:			0.1
	cash flow	Small issue size	—	—		2.5% (2.5%)
		Above-market coupon				0.3% (0.3%)
Commercial	Discounted	Discount for:	5.9		7.0
mortgage-backed	cash flow	Small issue size		3.0 - 5.0% (4.7%)		3.0 - 3.1% (3.0%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.4	N/A	1.2	N/A
	Internal price based	Discount for:	7.4		6.4
	on financing round	Market liquidity		27.0% (27.0%)		27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.9	16.6% (16.6%)	3.8	16.8% (16.8%)

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

5. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2024	2023
(in millions)
Short-term:
Senior debentures maturing October 15, 2025	$61.8	$—

Long-term:
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing September 1, 2030	300.0	300.0
Senior debentures maturing October 15, 2025	—	61.8
Subordinated debentures maturing February 3, 2027	50.1	50.1
Long-term debt principal	725.1	786.9
Unamortized debt issuance costs	(2.8)	(3.7)
Total long-term debt	722.3	783.2
Total debt	$784.1	$783.2

The Company held $375.0 million par value of 4.5% unsecured senior debentures at December 31, 2024 and 2023, that were issued on April 8, 2016, and mature on April 15, 2026. The Company also held $300.0 million aggregate principal amount of 2.50% unsecured senior debentures, issued on August 24, 2020 and maturing September 1, 2030 at December 31, 2024 and 2023. Additionally, the Company had outstanding 7.625% unsecured senior debentures with a par value of $61.8 million as of December 31, 2024 and 2023, maturing on October 15, 2025. All of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held subordinated debentures with a par value of $50.1 million as of December 31, 2024 and 2023, maturing February 3, 2027, and pay cumulative dividends semi-annually at 8.207%.

Membership in the FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock was $6.1 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had pledged government agency securities with a fair value of $130.9 million and $153.0 million, respectively, as collateral for periodic short-term borrowings with the FHLB. There were no borrowings outstanding with the FHLB at December 31, 2024 or 2023.

In July 2023, the Company entered into a $150.0 million credit agreement that provides for a five-year unsecured revolving credit facility. The Company had no borrowings under this credit agreement as of and during the years ended December 31, 2024 and 2023.

Interest expense was $34.1 million in 2024, 2023 and 2022. At December 31, 2024, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

6. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Income from continuing operations before income taxes	$537.8	$41.1	$144.0
Income tax expense (benefit):
Current	$131.1	$32.6	$73.7
Deferred	(18.6)	(25.0)	(46.5)
Total income tax expense	$112.5	$7.6	$27.2

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Expected income tax expense	$112.9	$8.7	$30.3
Nondeductible expenses	4.8	3.8	3.1
Stock-based compensation windfall benefit	(1.9)	(1.1)	(3.2)
Tax difference related to investment disposals and maturities	(1.2)	(1.3)	(1.4)
Change in uncertain tax positions	(1.0)	(0.9)	—
Current year federal tax credits	(0.9)	(0.7)	(0.4)
Dividend received deduction	(0.3)	(0.5)	(1.0)
Other, net	0.1	(0.4)	(0.2)
Income tax expense	$112.5	$7.6	$27.2
Effective tax rate	20.9%	18.5%	18.9%

The following are the components of the Company’s deferred tax assets and liabilities, excluding those associated with its discontinued operations.

DECEMBER 31	2024	2023
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$211.0	$197.6
Investments, net	79.8	97.2
Employee benefit plans	9.4	7.3
Other	14.9	9.2
Total deferred tax assets	315.1	311.3
Deferred tax liabilities:
Deferred acquisition costs	139.2	130.4
Software capitalization	1.7	7.6
Total deferred tax liabilities	140.9	138.0
Net deferred tax asset	$174.2	$173.3

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized; therefore there was no valuation allowance required at December 31, 2024 or 2023.

In prior years, the Company completed several transactions which resulted in, for tax purposes only, realized gains in its investment portfolio. As a result of these transactions, the Company was able to utilize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses. The releases of these valuation allowances were recorded as a benefit in accumulated other comprehensive loss. Previously unrealized benefits of $1.2 million, $1.3 million and $1.4 million, were recognized as part of income from continuing operations during 2024, 2023 and 2022, respectively. The remaining amount of $3.1 million in accumulated other comprehensive loss will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Liability at beginning of year, net	$1.3	$2.2	$2.0
Additions for tax positions of current year	1.1	—	0.2
Subtractions as a result of a lapse of the applicable statute of limitations	(0.9)	(0.9)	—
Deferred deductions	(1.1)	—	—
Liability at end of year, net	$0.4	$1.3	$2.2

Included in the December 31, 2024 balance is a receivable of $1.1 million for tax positions, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate. There were no tax positions at December 31, 2023 and 2022 for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For each of the years ended December 31, 2024, 2023 and 2022, the Company has released and/or recognized de minimis amounts of net interest and has not recognized any penalties associated with unrecognized tax benefits.

In 2025, the Company is expecting to release $0.4 million of liability due to the expiration of a statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2020.

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

As of January 1, 2005, the defined benefit pension plans were frozen, and since that date no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). As of December 31, 2024, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $8.9 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2024	2023	2022
Discount rate - qualified plan	6.125%	5.75%	6.00%
Discount rate - non-qualified plan	6.125%	5.875%	6.00%
Cash balance interest crediting rate	3.50%	3.00%	3.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
Qualified plan
Discount rate	5.75%	6.00%	3.25%
Expected return on plan assets	5.875%	6.25%	3.75%
Cash balance interest crediting rate	3.00%	3.00%	3.00%
Non-qualified plan
Discount rate	5.875%	6.00%	3.25%

The expected rates of return were determined using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2024 expected return on plan assets of 5.875% reflects long-term expectations and decreased slightly from the expected rates in 2023 based upon long-term market expectations. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

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

The following table provides its year-end 2024 target allocations and actual invested asset allocations at December 31, 2024 and 2023.

DECEMBER 31	2024 TARGET LEVELS	2024	2023
Fixed income securities:
Fixed maturities	88%	88%	88%
Money market funds	2%	2%	2%
Total fixed income securities	90%	90%	90%
Equity securities	10%	10%	10%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2024 and 2023. Refer to Note 4 – “Fair Value” for a description of the different levels in the fair value hierarchy.

DECEMBER 31	2024				2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$50.0	$39.2	$—	$10.8	$34.6	$22.3	$—	$12.3
Money market mutual funds	6.4	6.4	—	—	6.3	6.3	—	—
Total investments at fair value	$56.4	$45.6	$—	$10.8	$40.9	$28.6	$—	$12.3

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2024 and 2023 include actively traded mutual funds and U.S. Treasury bonds, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2024 and 2023 include assets held in a fixed account of an insurance company, redeemable at contract value, which approximates fair value.

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

DECEMBER 31	2024	2023
Fixed maturities	$250.1	$286.5
Equity securities	33.9	35.6
Total investments carried at NAV	$284.0	$322.1

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2024	2023
(in millions)
Balance at beginning of period	$12.3	$14.4
Less: Assets transferred to Level 1 investments	(1.9)	(2.5)
Return on plan assets related to assets still held	0.4	0.4
Balance at end of year	$10.8	$12.3

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2024 and 2023.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$348.4	$361.7	$22.6	$24.5
Interest cost	19.1	20.5	1.3	1.4
Actuarial (gains) losses	(3.8)	(1.6)	0.2	(0.5)
Benefits paid	(32.2)	(32.2)	(2.8)	(2.8)
Benefit obligation, end of year (1)	331.5	348.4	21.3	22.6
Change in plan assets:
Fair value of plan assets, beginning of period	363.0	371.5	—	—
Actual return on plan assets	9.6	23.7	—	—
Contributions	—	—	2.8	2.8
Benefits paid	(32.2)	(32.2)	(2.8)	(2.8)
Fair value of plan assets, end of year	340.4	363.0	—	—
Funded status of the plans	$8.9	$14.6	$(21.3)	$(22.6)
(1)
The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Actuarial gains related to the change in the benefit obligation for the Company’s qualified benefit plan were $3.8 million for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023. Actuarial gains in 2024 were primarily due to the increase in the discount rate, whereas the actuarial gains in 2023 reflect changes to participant-related assumptions, partially offset by a decreased in the discount rate. Actuarial losses related to the change in the benefit obligation for the Company’s non-qualified benefit plan were $0.2 million for the year ended December 31, 2024, compared to actuarial gains of $0.5 million for the year ended December 31, 2023.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Interest cost	$20.4	$21.9	$15.3
Expected return on plan assets	(20.3)	(22.1)	(17.2)
Recognized net actuarial loss	6.7	7.8	5.2
Net periodic pension cost	$6.8	$7.6	$3.3

The following table reflects the total amounts recognized in accumulated other comprehensive income (loss) relating to the defined benefit pension plans as of December 31, 2024 and 2023.

DECEMBER 31	2024	2023
(in millions)
Net actuarial loss	$68.4	$67.8

The unrecognized net actuarial gains or losses which exceed 10% of the greater of the projected benefit obligations or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2025. The Company expects to contribute $2.6 million to its non-qualified pension plan to fund 2025 benefit payments.

Benefit Payments

YEARS ENDED DECEMBER 31	2025	2026	2027	2028	2029	2030-2034
(in millions)
Qualified pension plan	$36.0	$34.4	$33.7	$31.8	$30.5	$127.3
Non-qualified pension plan	$2.6	$2.6	$2.5	$2.3	$2.2	$9.2

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2024. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation for 2024, 2023 and 2022. The Company’s expense for this matching provision was $30.5 million, $27.6 million and $26.4 million for 2024, 2023 and 2022, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts.

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in other comprehensive income (loss).

YEARS ENDED DECEMBER 31	2024			2023			2022
		Tax			Tax			Tax
	Pre-	Benefit	Net of	Pre-	Benefit	Net of	Pre-	Benefit	Net of
(in millions)	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(14.3)	$3.1	$(11.2)	$203.7	$(42.7)	$161.0	$(1,079.4)	$226.6	$(852.8)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	0.8	(0.2)	0.6	3.7	(0.7)	3.0	(10.2)	2.2	(8.0)
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	88.4	(19.8)	68.6	9.1	(3.2)	5.9	26.9	(7.0)	19.9
Amount of credit-related (recoveries) impairments recognized in Consolidated Statements of Income	(0.5)	0.1	(0.4)	0.8	(0.2)	0.6	3.7	(0.8)	2.9
Amount of additional impairment losses recognized in Consolidated Statements of Income	2.2	(0.5)	1.7	10.3	(2.2)	8.1	14.8	(3.1)	11.7
Net unrealized gains (losses)	76.6	(17.3)	59.3	227.6	(49.0)	178.6	(1,044.2)	217.9	(826.3)
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial gains (losses)	(7.3)	1.5	(5.8)	3.9	(0.8)	3.1	(7.2)	1.5	(5.7)
Amortization of net actuarial losses recognized as net periodic benefit cost	6.8	(1.4)	5.4	7.9	(1.7)	6.2	5.5	(1.2)	4.3
Total pension and postretirement benefits	(0.5)	0.1	(0.4)	11.8	(2.5)	9.3	(1.7)	0.3	(1.4)
Long-duration insurance contracts:
Net change in market risk	2.5	(0.5)	2.0	(4.6)	1.0	(3.6)	21.6	(4.6)	17.0
Other comprehensive income (loss)	$78.6	$(17.7)	$60.9	$234.8	$(50.5)	$184.3	$(1,024.3)	$213.6	$(810.7)

Reclassifications out of accumulated other comprehensive loss were as follows:

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss			Where Net Income is Presented
Net unrealized losses on investment securities	$(88.0)	$(9.1)	$(26.7)	Net realized losses from sales and other
	(1.7)	(11.1)	(18.5)	Impairments on investments
	(89.7)	(20.2)	(45.2)	Total before tax
	20.1	5.6	10.9	Income tax (expense) benefit
	(69.6)	(14.6)	(34.3)	Continuing operations; net of tax
	(0.3)	—	(0.2)	Income (loss) from discontinued life businesses, net of taxes
	(69.9)	(14.6)	(34.5)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(6.8)	(7.9)	(5.5)	Loss adjustment expenses and other operating expenses (1)
	1.4	1.7	1.2	Income tax (expense) benefit
	(5.4)	(6.2)	(4.3)	Continuing operations; net of tax
Net change in market risk	0.6	1.6	—	Income (loss) from discontinued life businesses
	(0.1)	(0.3)	—	Income tax (expense) benefit
	0.5	1.3	—	Discontinued operations; net of tax
Total reclassifications for the period	$(74.8)	$(19.5)	$(38.8)	Expense reflected in income, net of tax
(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2024, 2023 and 2022.

9. STOCK-BASED COMPENSATION PLANS

On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and authorized the issuance of 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2022 Stock Plan provides for the granting of the same types of awards as the 2014 Stock Plan, which includes stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance-based stock awards and cash awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.2 shares. As of December 31, 2024, there were 2,352,468 shares available for grants under the 2022 Stock Plan.

On May 9, 2023, shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 1,250,000 shares under such plan. As of December 31, 2024, 1,223,023 shares were available for grant under the ESPP Plan.

Compensation cost for the years ended December 31, 2024, 2023 and 2022 totaled $31.0 million, $31.1 million and $29.0 million, respectively. Related tax benefits were $6.5 million, $6.5 million and $6.1 million, respectively.

STOCK OPTIONS

Under the 2022 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2024, 2023 and 2022 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2024		2023		2022
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,137,042	$111.57	1,080,852	$107.07	1,230,211	$99.14
Granted	150,731	134.26	135,019	140.01	140,339	139.51
Exercised	(173,260)	93.37	(56,645)	88.10	(279,499)	87.95
Forfeited or cancelled	(2,642)	134.99	(22,184)	125.15	(10,199)	121.39
Outstanding, end of year	1,111,871	$117.43	1,137,042	$111.57	1,080,852	$107.07
Exercisable, end of year	830,549	$110.85	864,186	$104.16	755,953	$98.82

Cash received for options exercised for the years ended December 31, 2024, 2023 and 2022 was $14.5 million, $4.2 million and $11.1 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $8.4 million, $2.6 million and $16.0 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2024, 2023 and 2022 was $1.3 million, $0.3 million and $2.4 million, respectively. The aggregate intrinsic value at December 31, 2024 for options outstanding and options exercisable was $41.4 million and $36.4 million, respectively. At December 31, 2024, the weighted average remaining contractual life for options outstanding and options exercisable was 5.5 years and 4.5 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2024 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$66.14 to $77.91	80,367	0.73	$72.94	80,367	$72.94
$82.39 to $85.87	85,146	2.22	85.01	85,146	85.01
$104.11	135,735	3.16	104.11	135,735	104.11
$115.35 to $117.22	235,853	5.28	116.18	235,853	116.18
$118.54 to $134.26	318,971	7.05	125.97	168,240	118.54
$139.51 to $140.01	255,799	7.66	139.76	125,208	139.67

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2024, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $30.17, $31.55 and $28.54, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2024	2023	2022
Dividend yield	2.532%	2.314%	2.150%
Expected volatility	23.571% to 30.041%	24.429% to 28.803%	24.254% to 32.174%
Weighted average expected volatility	26.32%	26.05%	28.08%
Risk-free interest rate	4.202% to 4.571%	4.008% to 4.613%	1.562% to 1.803%
Expected term, in years	2.5 to 7.0	2.5 to 7.0	2.5 to 7.0

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

The fair value of shares that vested during the years ended December 31, 2024 and 2023 was $1.0 million and $2.9 million, respectively. As of December 31, 2024, the Company had unrecognized compensation expense of $1.4 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.

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

The Company granted both market-based and performance-based restricted share units in 2024, 2023 and 2022. These units generally vest after three years of continued employment and after the achievement of certain performance targets. The Company also granted time-based restricted stock units to eligible employees in 2024, 2023 and 2022 that generally vest after three years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	376,626	$132.04	378,256	$124.88	380,100	$117.60
Granted	160,751	133.58	155,645	137.59	151,193	138.52
Vested	(127,147)	116.81	(136,971)	118.70	(123,158)	119.48
Forfeited	(23,518)	136.04	(20,304)	131.30	(29,879)	123.60
Outstanding, end of year	386,712	$137.44	376,626	$132.04	378,256	$124.88
Performance and market-based restricted stock units:
Outstanding, beginning of year	120,504	$132.76	119,163	$122.81	113,848	$115.92
Granted	53,336	132.27	50,115	137.90	47,954	140.36
Vested	(41,290)	112.36	(44,781)	114.14	(39,338)	122.42
Forfeited	(6,339)	108.06	(3,993)	109.19	(3,301)	120.66
Outstanding, end of year	126,211	$140.47	120,504	$132.76	119,163	$122.81

In 2024, 2023 and 2022, the Company granted market-based awards totaling 25,414, 21,789, and 19,057, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. In 2024, 2023 and 2022, the Company also granted performance-based restricted stock units totaling 27,922, 28,326 and 28,897, respectively to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity) and has the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which market-based and performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In 2024, 2,615 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2021. The weighted average grant date fair value of these awards was $115.35. In 2023, 5,961 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2020. The weighted average grant date fair value of these awards was $118.54. In 2022, included in the amounts granted above are 7,988 shares related to 2019 performance-based awards that achieved a payout in excess of 100%. The weighted average grant date fair value of these awards was $119.36.

Included in 2024 are 6,339 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2021. The weighted average grant date fair value of these awards was $108.06. Included in 2023 are 2,836 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2020. The weighted average grant date fair value of these awards was $108.15. Included in 2022 are 1,282 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2019. During 2024 there were no additional shares of market-based awards that forfeited, however, during 2023 and 2022, there were 598 shares and 1,043 shares, respectively, of market-based awards that forfeited. Also, during 2024 there were no additional shares of performance-based awards that forfeited, however during 2023 and 2022 there were 559 shares and 976 shares, respectively, of performance-based awards that forfeited.

The increase in fair value from the grant date of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $2.7 million and $2.5 million, respectively. The increase in fair value from the grant date for performance and market-based restricted stock units that vested in 2024, 2023 and 2022 were $0.9 million, $1.1 million and $0.6 million, respectively.

At December 31, 2024, the fair value of outstanding restricted stock units was $53.1 million and the weighted average remaining contractual life was 1.3 years. The fair value of outstanding performance and market-based restricted stock units was $17.7 million and the weighted average remaining contractual life was 1.2 years. As of December 31, 2024, there was $19.2 million of unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a period of 1.7 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

10. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2024	2023	2022
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	35.9	35.7	35.6
Dilutive effect of securities:
Employee stock options	0.2	0.1	0.2
Non-vested stock grants	0.3	0.3	0.3
Diluted shares used in the calculation of earnings per share	36.4	36.1	36.1
Per share effect of dilutive securities on income from continuing operations and net income	$(0.15)	$(0.01)	$(0.05)

Diluted earnings per share during 2024, 2023 and 2022 excludes 0.4 million, 0.3 million and 0.1 million, respectively, shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During both 2024 and 2022, the Company repurchased approximately 0.2 million shares through open market purchases. The Company did not repurchase any shares during 2023. As of December 31, 2024, the Company had repurchased 8.1 million shares under this $1.3 billion program and had approximately $303 million available for additional repurchases.

11. DIVIDEND RESTRICTIONS

INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of: (a) 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or (b) statutory net income less net realized gains, and including undistributed net income from the previous two calendar years. Hanover Insurance declared and paid dividends to its parent totaling $100.0 million in 2024, 2023 and 2022. At January 1, 2025, the maximum dividend payable without prior approval was $196.2 million. In November 2025, the maximum dividend declared payable without prior approval will increase by $100.0 million to a total amount of $296.2 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of: (a) 10% of policyholders’ surplus as of December 31 of the immediately preceding year or (b) the statutory net income less net realized gains for the immediately preceding calendar year. Citizens declared and paid dividends to its parent, Hanover Insurance, totaling $59.0 million in 2024, $10.0 million in 2023, and $72.0 million in 2022. At January 1, 2025, the maximum dividend payable without prior approval was $32.3 million. In November 2025, the maximum dividend declared payable without prior approval will increase by $59.0 million to a total amount of $91.3 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

12. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental, and product liability businesses. Also included in the Other segment during the first half of 2024 and prior were the operations of Opus Investment Management, Inc. (“Opus”), which provided investment management services to THG, as well as institutions, pension funds, and other organizations. During the second and third quarters of 2024, the Company exited all of Opus’ business operations serving unaffiliated entities. Investment management services provided by Opus to THG related to its investment-grade fixed maturity portfolio were also transferred to an external manager during the second quarter of 2024.

The Company reports interest expense related to debt separately from the earnings of its reporting segments. For 2024, this consisted of interest on the Company’s senior and subordinated debentures.

The separate financial information is presented consistent with the way results are regularly evaluated by the Company’s president and chief executive officer, in his role as chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Results of the reporting segments are evaluated based on operating income (loss) before interest expense and income taxes, which excludes certain items that are included in net income, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before interest expense and income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income (loss) before interest expense and income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income (loss) before interest expense and income taxes should not be construed as a substitute for income before income taxes or income from continuing operations or as a substitute for net income.

For the Core Commercial, Specialty and Personal Lines segments, the Company’s CODM uses operating income (loss) before interest expense and income taxes, along with future growth expectations in these measures, and industry and economic information, in deciding the allocation of resources (including employees, financial or capital resources) primarily during the strategic and annual planning processes. The CODM considers a variety of factors, both external and internal, including monthly performance of operating income (loss) before interest expense and income taxes, this performance relative to the plan, as well as current industry factors, and may update resource allocations accordingly throughout the year.

Summarized below is financial information with respect to the Company’s reporting segments.

December 31, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$2,148.8	$1,322.0	$2,441.8	$—	$5,912.6
Net investment income	170.4	84.5	106.7	11.0	372.6
Fees and other income	5.0	5.9	15.7	1.4	28.0
Total operating revenues	$2,324.2	$1,412.4	$2,564.2	$12.4	$6,313.2
Net realized and unrealized investment losses					(75.8)
Total revenues					$6,237.4
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$2,148.8	$1,322.0	$2,441.8	$—	$5,912.6
Losses and LAE:
Current accident year losses and LAE	1,242.6	655.4	1,550.9	—	3,448.9
Prior year unfavorable (favorable) development, excluding catastrophes	(17.7)	(46.2)	(4.9)	1.4	(67.4)
Catastrophe losses	109.5	52.2	256.2	—	417.9
Prior year unfavorable (favorable) catastrophe development	(32.3)	(14.7)	5.0	—	(42.0)
Total losses and LAE	1,302.1	646.7	1,807.2	1.4	3,757.4
Amortization of deferred acquisition costs and other underwriting expenses(1)	731.9	500.1	638.7	—	1,870.7
Underwriting income (loss)	114.8	175.2	(4.1)	(1.4)	284.5
Net investment income	170.4	84.5	106.7	11.0	372.6
Fees and other income	5.0	5.9	15.7	1.4	28.0
Other segment items(2)	(8.6)	(7.9)	(7.0)	(11.5)	(35.0)
Operating income (loss) before interest expense and income taxes	$281.6	$257.7	$111.3	$(0.5)	$650.1
Interest on debt					(34.1)
Operating income before income taxes					616.0
Non-operating income (loss) items:
Net realized and unrealized investment losses					(75.8)
Other non-operating items					(2.4)
Income from continuing operations before income taxes					$537.8

(1)
Includes expenses directly incurred by each reporting segment, as well as corporate and other general expenses that are allocated using a consistent and reasonable approach, generally based on net premiums earned.
(2)
Other segment items in Core Commercial, Specialty and Personal Lines primarily includes uncollectible premium charge-offs and non-insurance agency operating expenses, whereas other segment items in the Other segment includes operating costs related to certain of THG’s former investment and life insurance businesses, including defined benefit pension-related costs.

December 31, 2023
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$2,060.3	$1,274.2	$2,328.6	$—	$5,663.1
Net investment income	151.8	71.1	96.8	12.4	332.1
Fees and other income	4.7	6.4	16.7	3.0	30.8
Total operating revenues	$2,216.8	$1,351.7	$2,442.1	$15.4	$6,026.0
Net realized and unrealized investment losses					(32.5)
Total revenues					$5,993.5
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$2,060.3	$1,274.2	$2,328.6	$—	$5,663.1
Losses and LAE:
Current accident year losses and LAE	1,178.9	651.2	1,630.3	—	3,460.4
Prior year unfavorable (favorable) development, excluding catastrophes	4.7	(48.8)	25.9	2.3	(15.9)
Catastrophe losses	178.0	51.4	460.7	—	690.1
Prior year unfavorable (favorable) catastrophe development	(6.7)	(8.3)	15.0	—	—
Total losses and LAE	1,354.9	645.5	2,131.9	2.3	4,134.6
Amortization of deferred acquisition costs and other underwriting expenses(1)	688.8	455.8	608.3	—	1,752.9
Underwriting income (loss)	16.6	172.9	(411.6)	(2.3)	(224.4)
Net investment income	151.8	71.1	96.8	12.4	332.1
Fees and other income	4.7	6.4	16.7	3.0	30.8
Other segment items(2)	(5.9)	(6.9)	(6.2)	(13.9)	(32.9)
Operating income (loss) before interest expense and income taxes	$167.2	$243.5	$(304.3)	$(0.8)	$105.6
Interest on debt					(34.1)
Operating income before income taxes					71.5
Non-operating income (loss) items:
Net realized and unrealized investment losses					(32.5)
Other non-operating items					2.1
Income from continuing operations before income taxes					$41.1

(1)
Includes expenses directly incurred by each reporting segment, as well as corporate and other general expenses that are allocated using a consistent and reasonable approach, generally based on net premiums earned.
(2)
Other segment items in Core Commercial, Specialty and Personal Lines primarily includes uncollectible premium charge-offs and non-insurance agency operating expenses, whereas other segment items in the Other segment includes operating costs related to certain of THG’s former investment and life insurance businesses, including defined benefit pension-related costs.

December 31, 2022
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,950.5	$1,189.0	$2,112.8	$—	$5,252.3
Net investment income	136.2	62.1	86.8	11.2	296.3
Fees and other income	4.0	5.4	14.1	3.0	26.5
Total operating revenues	$2,090.7	$1,256.5	$2,213.7	$14.2	$5,575.1
Net realized and unrealized investment losses					(106.5)
Total revenues					$5,468.6
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$1,950.5	$1,189.0	$2,112.8	$—	$5,252.3
Losses and LAE:
Current accident year losses and LAE	1,153.1	628.6	1,459.7	—	3,241.4
Prior year unfavorable (favorable) development, excluding catastrophes	(10.3)	(19.5)	8.0	1.2	(20.6)
Catastrophe losses	211.0	41.4	162.2	—	414.6
Prior year unfavorable (favorable) catastrophe development	(17.3)	(8.7)	14.0	—	(12.0)
Total losses and LAE	1,336.5	641.8	1,643.9	1.2	3,623.4
Amortization of deferred acquisition costs and other underwriting expenses(1)	642.7	422.5	573.1	—	1,638.3
Underwriting income (loss)	(28.7)	124.7	(104.2)	(1.2)	(9.4)
Net investment income	136.2	62.1	86.8	11.2	296.3
Fees and other income	4.0	5.4	14.1	3.0	26.5
Other segment items(2)	(4.6)	(6.2)	(5.5)	(12.0)	(28.3)
Operating income (loss) before interest expense and income taxes	$106.9	$186.0	$(8.8)	$1.0	$285.1
Interest on debt					(34.1)
Operating income before income taxes					251.0
Non-operating income (loss) items:
Net realized and unrealized investment losses					(106.5)
Other non-operating items					(0.5)
Income from continuing operations before income taxes					$144.0

(1)
Includes expenses directly incurred by each reporting segment, as well as corporate and other general expenses that are allocated using a consistent and reasonable approach, generally based on net premiums earned.
(2)
Other segment items in Core Commercial, Specialty and Personal Lines primarily includes uncollectible premium charge-offs and non-insurance agency operating expenses, whereas other segment items in the Other segment includes operating costs related to certain of THG’s former investment and life insurance businesses, including defined benefit pension-related costs.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2024	2023
(in millions)	Identifiable Assets
Property and Casualty	$15,188.8	$14,526.0
Assets of discontinued businesses	85.7	86.6
Total	$15,274.5	$14,612.6

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

At December 31, 2024 and 2023, the portion of the discontinued accident and health business that was directly assumed had assets of $83.7 million and $84.4 million, respectively, consisting primarily of invested assets, and liabilities of $78.9 million and $83.5 million, respectively, consisting primarily of policy liabilities. At December 31, 2024 and 2023, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued accident and health and life operations for each of the years ended December 31, 2024, 2023 and 2022 were not material.

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

During 2024, the Company ceded premiums earned and losses and LAE incurred of $39.2 million and $60.0 million, respectively, and $32.9 million and $72.8 million, respectively, in 2023, to the MCCA. In 2022, the Company ceded $34.6 million and $32.6 million, respectively, of premiums earned and losses and LAE incurred, to the MCCA. The MCCA represented 43.6% of the total reinsurance receivable balance at December 31, 2024. Reinsurance recoverables related to the MCCA were $870.4 million and $911.7 million at December 31, 2024 and 2023, respectively. Since the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from the MCCA identified during the three years ending December 31, 2024, the Company believes it has no significant exposure to uncollectible reinsurance balances from this entity. In 2019, Michigan enacted major reforms to its prior system governing personal and commercial automobile insurance. Among other things, the reform legislation set forth cost saving measures for PIP claims, including MCCA-reinsured claims, that took effect in July 2021. The Company’s current estimate of MCCA reinsurance receivables was reduced for these potential future claim cost savings. This estimate of MCCA reinsurance receivables is subject to change and will be revised further as the actual impacts of these cost saving measures emerge in the future.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Premiums written:
Direct	$6,711.3	$6,411.9	$6,024.4
Assumed	21.6	21.0	56.4
Ceded	(649.3)	(622.7)	(604.3)
Net premiums written	$6,083.6	$5,810.2	$5,476.5
Premiums earned:
Direct	$6,551.0	$6,255.1	$5,817.6
Assumed	21.5	37.4	47.6
Ceded	(659.9)	(629.4)	(612.9)
Net premiums earned	$5,912.6	$5,663.1	$5,252.3
Percentage of assumed to net premiums earned	0.4%	0.7%	0.9%
Losses and LAE:
Direct	$4,157.5	$4,489.4	$3,940.8
Assumed	19.0	42.5	44.2
Ceded	(419.1)	(397.3)	(361.6)
Net losses and LAE	$3,757.4	$4,134.6	$3,623.4

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

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, the Company uses a variety of analytical methods that consider experience, trends and other relevant factors. IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have been reported or expected to be reported in the future and then subtracting reported losses and LAE. IBNR reserves include both incurred but not reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Reported losses include cumulative paid losses and LAE plus outstanding case reserves. The Company’s ultimate IBNR reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and LAE liabilities not reflected within the case reserves. Case reserves are established by claim personnel individually, on a claim by claim basis, and based on information specific to the occurrence and terms of the underlying policy. Case reserves are periodically reviewed and modified based on new or additional information pertaining to the claim.

For events designated as catastrophes, the Company generally calculates IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area, and of available claims intelligence.

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends such as inflation, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, court actions or delays in legal proceedings, social inflation and legal system abuse dynamics, changes in claims complexion, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line of business and coverage, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. Pressure from litigation trends, supply chain disruptions and inflation in the U.S. economy in recent years, along with other factors outside of our control, have resulted in higher claims costs. Additionally, several other significant uncertainties persist, including increased attorney involvement in claims resulting in delayed claim settlements and a trend toward higher valued settlements and litigation.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE. Catastrophe losses were $375.9 million in 2024, $690.1 million in 2023, and $402.6 million in 2022.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,308.1	$7,012.6	$6,447.6
Reinsurance recoverable on unpaid losses	1,795.0	1,748.6	1,693.8
Net loss and LAE reserves, beginning of year	5,513.1	5,264.0	4,753.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,866.8	4,150.5	3,656.0
Prior years	(109.4)	(15.9)	(32.6)
Total incurred losses and LAE	3,757.4	4,134.6	3,623.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,800.6	2,037.9	1,578.9
Prior years	1,838.5	1,847.6	1,534.3
Total payments	3,639.1	3,885.5	3,113.2
Net reserve for losses and LAE, end of year	5,631.4	5,513.1	5,264.0
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0	1,748.6
Gross reserve for losses and LAE, end of year	$7,461.2	$7,308.1	$7,012.6

The following table provides a summary of (favorable) unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Core Commercial	$(50.0)	$(2.0)	$(27.6)
Specialty	(60.9)	(57.1)	(28.2)
Personal Lines	0.1	40.9	22.0
Other	1.4	2.3	1.2
Total loss and LAE reserve development, including catastrophes	$(109.4)	$(15.9)	$(32.6)

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $109.4 million, $15.9 million and $32.6 million in 2024, 2023 and 2022, respectively.

2024

In 2024, net favorable loss and LAE development was $109.4 million, primarily as a result of net favorable development of $60.9 million in Specialty and net favorable development of $50.0 million in Core Commercial. The favorable development in Specialty was primarily due to non-catastrophe losses of $46.2 million, including $23.3 million in the Professional and Executive Lines division’s general liability-claims made coverage and, to a lesser extent, in the Surety and Specialty P&C divisions. There were also lower than expected catastrophe losses, primarily in the Marine division. The favorable development in Core Commercial was primarily due to favorable catastrophe development of $32.3 million, primarily due to lower than expected losses in accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot and Hurricane Ian. Additionally, to a lesser extent, Core Commercial favorable development resulted from lower than expected non-catastrophe losses across each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Within non-catastrophe losses, lower than expected property losses of $30.3 million were partially offset by higher than expected liability losses of $12.6 million. The Personal Lines development was primarily due to lower than expected non-catastrophe losses of $13.8 million within the personal automobile line, partially offset by higher than expected losses of $13.3 million in other personal lines within the standalone umbrella coverage and, to a lesser extent, the homeowners line.

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

YEARS ENDED DECEMBER 31	2024			2023
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,626.9	$(202.0)	$1,424.9	$1,620.3	$(200.8)	$1,419.5
Workers’ compensation	761.1	(131.6)	629.5	724.1	(126.5)	597.6
Commercial automobile liability	513.5	(22.3)	491.2	491.2	(23.9)	467.3
General liability and umbrella - occurrence	620.7	(258.2)	362.5	519.2	(187.0)	332.2
Other core commercial	91.2	(10.1)	81.1	113.6	(33.3)	80.3
Total Core Commercial	3,613.4	(624.2)	2,989.2	3,468.4	(571.5)	2,896.9
Specialty property & casualty	837.9	(257.3)	580.6	861.6	(296.2)	565.4
General liability - claims made	454.2	(30.6)	423.6	406.9	(22.4)	384.5
Other specialty	383.8	(46.7)	337.1	357.0	(27.6)	329.4
Total Specialty	1,675.9	(334.6)	1,341.3	1,625.5	(346.2)	1,279.3
Personal automobile liability	1,635.6	(817.4)	818.2	1,621.9	(822.4)	799.5
Homeowners	323.6	(1.5)	322.1	377.4	(1.7)	375.7
Other personal	149.8	(1.8)	148.0	149.5	(2.4)	147.1
Total Personal Lines	2,109.0	(820.7)	1,288.3	2,148.8	(826.5)	1,322.3
Total Other	62.9	(50.3)	12.6	65.4	(50.8)	14.6
Total loss and LAE reserves	$7,461.2	$(1,829.8)	$5,631.4	$7,308.1	$(1,795.0)	$5,513.1

Core Commercial - general liability and umbrella - occurrence is primarily comprised of the Company’s commercial monoline general liability and umbrella coverages. Other core commercial lines is primarily comprised of commercial property and product liability coverages. Specialty general liability - claims made is comprised of claims made coverages within the Professional and Executive Lines division, primarily comprised of professional and management liability lines. Other specialty lines is primarily comprised of marine, surety, healthcare, and fidelity lines. Total Other is comprised of the Company’s run-off voluntary assumed property and casualty reinsurance pools business, run-off direct asbestos and environmental, and product liability businesses, which includes $55.8 million and $57.5 million of gross asbestos and environmental reserves as of December 31, 2024 and 2023, respectively.

Incurred claims development tables

For the following net reserve components, Core Commercial - commercial multiple peril, Core Commercial - workers’ compensation, Core Commercial - commercial automobile liability, Core Commercial - general liability and umbrella - occurrence, Specialty property & casualty, Specialty general liability - claims made, personal automobile liability, and homeowners, the Company is presenting incurred claims development tables by accident year. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The following tables present cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE, and IBNR balances at December 31, 2024. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2024 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2024.

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

Core Commercial - commercial multiple peril
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2024
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2017	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2017	$473.9	$481.1	$487.5	$491.5	$494.0	$493.6	$494.8	$492.8	$12.4	15,378
2018		511.1	495.6	489.5	490.6	495.8	499.7	500.1	11.3	15,914
2019			520.2	527.0	533.1	542.6	540.2	537.4	20.0	14,988
2020				562.1	546.7	531.5	514.9	509.5	27.7	12,985
2021					673.5	658.7	655.1	651.9	45.1	14,766
2022						748.1	749.2	733.8	85.3	14,058
2023							698.3	684.1	153.2	12,577
2024								662.4	261.8	10,998
Total								$4,772.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2017	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2017	$157.2	$264.1	$328.8	$377.6	$414.5	$435.6	$448.3	$460.9
2018		165.7	274.1	326.4	362.9	403.6	429.5	454.9
2019			156.5	288.5	348.7	396.3	444.5	470.4
2020				200.8	318.6	364.2	401.0	434.2
2021					245.1	392.6	450.0	513.8
2022						198.2	441.2	513.8
2023							240.5	392.1
2024								217.9
Total								3,458.0
Total reserves for 2017 - 2024 accident years (incurred - paid)								1,314.0
Total reserves for 2016 and prior accident years								85.9
Unallocated loss adjustment expense								25.0
Net reserves at December 31, 2024								$1,424.9

Core Commercial - workers’ compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2024
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2015	2016	2017	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2015	$157.0	$136.0	$132.1	$125.8	$122.2	$119.0	$116.3	$113.8	$110.0	$108.5	$7.1	8,931
2016		158.9	152.8	139.9	133.5	128.3	124.9	122.3	118.3	117.2	5.9	12,847
2017			159.6	148.7	139.9	136.7	132.4	129.6	125.7	123.8	7.1	13,461
2018				165.2	161.3	152.6	150.8	149.2	145.8	142.7	10.7	15,071
2019					170.5	165.0	162.9	163.2	159.5	159.2	11.8	15,520
2020						167.1	166.8	150.6	142.4	139.8	13.0	12,213
2021							178.5	180.8	175.5	174.0	15.1	14,714
2022								198.5	205.9	207.4	23.5	15,744
2023									202.3	215.7	35.4	14,166
2024										209.1	88.9	12,974
Total										$1,597.4

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2015	2016	2017	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2015	$24.2	$55.0	$72.2	$81.8	$86.2	$89.1	$91.2	$93.2	$94.0	$94.5
2016		29.2	67.0	84.4	93.3	97.2	100.1	102.1	103.5	104.7
2017			28.5	63.7	82.0	92.7	99.0	102.6	106.2	108.1
2018				32.2	72.0	91.7	104.2	112.0	117.8	121.6
2019					30.4	75.7	102.4	116.2	124.5	128.7
2020						28.8	71.4	91.8	102.9	109.1
2021							40.6	85.3	109.4	125.5
2022								41.4	101.8	132.9
2023									48.8	107.0
2024										44.1
Total										1,076.2
Total reserves for 2015 - 2024 accident years (incurred - paid)										521.2
Total reserves for 2014 and prior accident years										88.0
Unallocated loss adjustment expense and other										20.3
Net reserves at December 31, 2024										$629.5

Core Commercial - commercial automobile liability
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2024
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2018	$170.1	$157.6	$162.9	$171.5	$176.1	$178.2	$178.6	$5.2	10,620
2019		161.0	167.9	169.7	174.6	181.4	179.9	6.8	9,804
2020			153.2	141.5	140.2	134.5	132.4	9.4	5,904
2021				154.1	156.5	146.1	144.6	18.6	6,140
2022					157.5	173.3	168.7	34.8	6,153
2023						171.5	179.4	66.8	6,160
2024							182.7	121.6	5,422
Total							$1,166.3

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2018	$26.8	$52.7	$83.2	$114.5	$142.7	$156.0	$164.0
2019		27.1	64.5	94.8	126.5	147.9	163.5
2020			21.0	42.1	71.4	96.3	112.0
2021				17.7	45.2	73.7	98.8
2022					18.9	53.0	80.5
2023						23.7	55.3
2024							23.0
Total							697.1
Total reserves for 2018 - 2024 accident years (incurred - paid)							469.2
Total reserves for 2017 and prior accident years							17.4
Unallocated loss adjustment expense							4.6
Net reserves at December 31, 2024							$491.2

Core Commercial - general liability and umbrella - occurrence
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2024
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2015	2016	2017	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2015	$66.6	$57.9	$58.6	$53.8	$52.1	$50.5	$49.1	$45.5	$43.9	$43.7	$1.3	1,307
2016		58.5	61.0	57.8	55.8	53.7	54.5	54.2	59.2	61.9	1.9	1,219
2017			58.2	67.1	66.3	63.0	62.9	61.0	60.8	60.9	4.6	1,037
2018				58.8	61.1	60.3	63.3	63.2	65.0	64.3	9.4	978
2019					58.9	60.0	60.3	69.3	73.7	74.5	12.4	889
2020						56.2	58.9	53.4	52.1	44.9	12.9	557
2021							58.3	70.0	73.7	69.6	28.5	531
2022								63.3	76.6	75.2	32.6	520
2023									72.2	77.6	48.5	428
2024										93.3	77.3	455
Total										$665.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2015	2016	2017	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2015	$1.4	$7.5	$14.1	$25.5	$32.6	$37.3	$38.3	$40.7	$40.2	$40.2
2016		0.7	7.3	14.8	25.3	31.7	34.4	38.7	52.0	54.1
2017			2.3	9.0	19.3	27.1	33.9	42.6	46.8	49.0
2018				1.0	4.4	18.8	27.2	38.1	40.7	45.7
2019					4.3	8.7	16.5	28.2	38.2	49.9
2020						2.1	9.2	11.9	17.8	24.7
2021							1.5	6.6	17.3	29.6
2022								0.4	9.3	19.1
2023									5.4	11.4
2024										2.6
Total										326.3
Total reserves for 2015 - 2024 accident years (incurred - paid)										339.6
Total reserves for 2014 and prior accident years										19.6
Unallocated loss adjustment expense and other										3.3
Net reserves at December 31, 2024										$362.5

Specialty property & casualty
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2024
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2017	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2017	$189.6	$185.3	$190.1	$193.9	$195.6	$199.1	$198.1	$197.4	$4.6	6,845
2018		193.0	194.1	193.7	190.2	191.1	191.1	189.3	6.8	6,383
2019			212.2	209.4	225.7	237.1	236.8	231.0	13.1	6,477
2020				181.1	170.8	164.9	169.5	165.6	14.6	5,224
2021					202.9	213.9	210.2	211.2	28.9	5,880
2022						218.3	215.3	222.2	53.7	5,465
2023							229.7	214.2	82.8	4,590
2024								212.8	125.9	3,964
Total								$1,643.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2017	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2017	$55.5	$102.6	$125.9	$138.7	$155.6	$168.5	$177.3	$183.1
2018		56.0	107.9	124.9	140.3	158.6	170.4	176.5
2019			71.5	113.9	136.5	164.9	187.1	203.5
2020				40.4	84.0	101.2	121.9	136.3
2021					59.2	106.6	125.9	149.1
2022						60.7	106.5	127.6
2023							61.1	92.4
2024								49.3
Total								1,117.8
Total reserves for 2017 - 2024 accident years (incurred - paid)								525.9
Total reserves for 2016 and prior accident years								36.8
Unallocated loss adjustment expense								17.9
Net reserves at December 31, 2024								$580.6

Specialty - general liability - claims made
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2024
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2018	2019	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2018	$112.2	$117.8	$121.2	$121.7	$121.6	$121.7	$121.6	$3.3	1,171
2019		119.8	119.5	125.6	127.6	126.7	129.0	6.0	1,199
2020			137.3	134.2	123.3	119.1	122.5	10.7	1,205
2021				148.2	144.8	134.6	128.6	18.6	1,105
2022					162.3	149.0	137.6	32.9	1,125
2023						170.5	167.7	65.0	1,586
2024							183.6	101.8	2,528
Total							$990.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2018	2019	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2024
2018	$14.4	$50.3	$78.9	$93.6	$102.9	$112.0	$114.8
2019		16.5	53.3	77.0	95.4	107.4	115.4
2020			16.8	50.6	75.0	89.4	101.2
2021				15.8	49.9	76.7	92.4
2022					18.1	54.0	78.2
2023						17.9	55.4
2024							24.4
Total							581.8
Total reserves for 2018 - 2024 accident years (incurred - paid)							408.8
Total reserves for 2017 and prior accident years							7.5
Unallocated loss adjustment expense							7.3
Net reserves at December 31, 2024							$423.6

Personal automobile liability
($ in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2024
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident	2020	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2020	$378.0	$347.0	$312.3	$307.0	$302.3	$4.5	26,467
2021		407.2	411.6	408.5	403.0	14.8	30,770
2022			441.9	458.6	456.6	37.4	33,835
2023				489.9	511.1	96.2	34,896
2024					494.7	223.5	29,396
Total					$2,167.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2020	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	Unaudited	2024
2020	$95.9	$179.2	$231.8	$267.6	$283.7
2021		106.4	225.9	304.4	353.0
2022			117.2	255.0	346.0
2023				143.1	296.4
2024					142.9
Total					1,422.0
Total reserves for 2020 - 2024 accident years (incurred - paid)					745.7
Total reserves for 2019 and prior accident years					56.2
Unallocated loss adjustment expense					16.3
Net reserves at December 31, 2024					$818.2

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2024
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident	2021	2022	2023			Claim
Year	Unaudited	Unaudited	Unaudited	2024	IBNR	Count
2021	$461.4	$489.9	$487.9	$490.3	$3.7	39,208
2022		548.5	557.0	559.7	5.6	35,227
2023			874.4	863.8	25.6	50,247
2024				648.6	121.3	28,827
Total				$2,562.4

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2021	2022	2023
Year	Unaudited	Unaudited	Unaudited	2024
2021	$306.9	$449.1	$471.4	$480.7
2022		324.1	511.7	537.0
2023			590.4	811.9
2024				430.9
Total				2,260.5
Total reserves for 2021 - 2024 accident years (incurred - paid)				301.9
Total reserves for 2020 and prior accident years				15.2
Unallocated loss adjustment expense				5.0
Net reserves at December 31, 2024				$322.1

The following table is information about average historical claims duration as of December 31, 2024. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Core Commercial - commercial multiple peril	33.3%	24.1%	10.4%	8.6%	7.8%	4.8%	3.8%	2.6%
Core Commercial - workers’ compensation	22.0%	28.6%	14.9%	8.5%	4.6%	3.0%	2.3%	1.5%	0.9%	0.5%
Core Commercial - commercial automobile liability	13.6%	18.0%	18.4%	17.8%	13.2%	8.1%	4.5%
Core Commercial - general liability and umbrella - occurrence	3.3%	9.9%	13.9%	16.5%	13.9%	9.8%	6.0%	10.2%	1.1%	0.0%
Specialty property & casualty	27.5%	21.9%	9.9%	10.1%	9.1%	6.6%	3.8%	2.9%
Specialty - general liability - claims made	12.5%	26.8%	20.0%	12.6%	8.9%	6.8%	2.3%
Personal automobile liability	28.1%	29.3%	18.9%	11.9%	5.3%
Homeowners	63.8%	29.4%	4.5%	1.9%

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

16. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2024, 2023 and 2022.

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

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2024	2023	2022
Statutory Net Income	$404.7	$36.5	$231.8
Statutory Capital and Surplus	2,971.7	2,642.7	2,690.4

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $705.7 million, $667.0 million and $645.9 million, which equals the Authorized Control Level at December 31, 2024, 2023 and 2022, respectively.

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

Internal control over financing reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B-OTHER INFORMATION

Rule 10b5-1 Trading Plans

On November 5, 2024, John C. Roche, the Company’s President and CEO, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). His 10b5-1 trading plan provides for the exercise, and subsequent sale, of options to purchase an aggregate of 21,413 shares of the Company’s common stock that were issued to Mr. Roche on February 23, 2016 and set to expire on February 23, 2026. The 10b5-1 trading plan expires on February 20, 2026, or upon an earlier date if and when all the options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in his 10b5-1 trading plan.

On November 27, 2024, Bryan J. Salvatore, the Company’s Executive Vice President and President, Specialty, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). His 10b5-1 trading plan provides for the exercise, and subsequent sale, of options to purchase an aggregate of 21,052 shares of the Company’s common stock that were issued to Mr. Salvatore on June 12, 2017 and set to expire on June 12, 2027. The 10b5-1 trading plan expires on May 30, 2025, or upon an earlier date if and when all the options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in his 10b5-1 trading plan.

No other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the fourth quarter ended December 31, 2024.

ITEM 9C-DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers, our Code of Conduct, and our insider trading policies and procedures that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Jeffrey M. Farber, 60

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

Dennis F. Kerrigan, 60

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

Richard W. Lavey, 57

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

Willard T. Lee, 55

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

David J. Lovely, 62

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

Denise M. Lowsley, 53

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

John C. Roche, 61

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

Bryan J. Salvatore, 60

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

Warren E. Barnes, 63

Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Barnes was appointed Principal Accounting Officer in 2015. Mr. Barnes joined the Company in 1993, and has been its Controller since 1997. Before joining the Company, Mr. Barnes was employed from 1985 to 1993 by the public accounting firm then known as Price Waterhouse. He is a certified public accountant in the Commonwealth of Massachusetts and the State of Vermont. Mr. Barnes has indicated his intention to retire from the Company as of April 1, 2025.

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

ANNUAL MEETING OF SHAREHOLDERS

The 2025 Annual Meeting of Shareholders has been scheduled for May 13, 2025. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 20, 2025.

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

INSIDER TRADING POLICIES AND PROCEDURES

We have an insider trading policy which governs the purchase, sale and/or other dispositions of our securities by the Company and our directors, executive officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy and Addendum to Insider Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,716,346	$117.43	3,575,491
Equity compensation plans not approved by security holders	—	—	—
Total	1,716,346	$117.43	3,575,491
(1)
Includes 604,475 shares of common stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units, and market-based restricted stock units (assuming the maximum award amount) of which, 25,314 represent dividend equivalent shares associated with the 2024, 2023 and 2022 awards. The weighted average exercise price does not take these awards into account.
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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 66 to 116 of this Form 10-K.

		Page No. in this Report
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)		66
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022		68
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022		69
Consolidated Balance Sheets as of December 31, 2024 and 2023		70
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022		71
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022		72
Notes to Consolidated Financial Statements		73

(A)(2) FINANCIAL STATEMENTS SCHEDULES
		Page No. in this Report
I	Summary of Investments - Other than Investments in Related Parties as of December 31, 2024	128
II	Condensed Financial Information of Registrant as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022	129
III	Supplementary Insurance Information as of and for the years ended December 31, 2024, 2023 and 2022	132
IV	Reinsurance	133
V	Valuation and Qualifying Accounts as of December 31, 2024, 2023 and 2022	134
VI	Supplemental Information Concerning Property and Casualty Insurance Operations as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022	135

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2024 and incorporated herein by reference.

3.2

Amended and Restated By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2024 and incorporated herein by reference.

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

4.12

Description of Registrant’s Securities previously filed as Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2022 and incorporated herein by reference.

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

+10.12

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

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

+10.15

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

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

+10.19

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022 and incorporated herein by reference.

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

+10.22

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 and incorporated herein by reference.

+10.23

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
+10.27

Description of 2023 — 2024 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 and incorporated herein by reference.

+10.28

The Hanover Insurance Group, Inc. Amended and Restated Non-Employee Director Deferral Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2024 and incorporated herein by reference.

+10.29

Offer Letter, dated September 21, 2016, by and between Jeffrey M. Farber and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2016 and incorporated herein by reference.

+10.30

The Hanover Insurance Group 2023 Employee Stock Purchase Plan, previously filed as Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 24, 2023 and incorporated herein by reference.

+10.31

Form of Leadership Severance Arrangement, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2018 and incorporated herein by reference.

+10.32

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

10.34

Credit Agreement, dated as of July 21, 2023, by and among the Hanover Insurance Group, Inc., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2023, and incorporated herein by reference.

19.1	The Hanover Insurance Group, Inc. Insider Trading Policy.

19.2	The Hanover Insurance Group, Inc. Addendum to Insider Trading Policy.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m. 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1

The Hanover Insurance Group, Inc. Policy for Recoupment of Incentive Compensation previously filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2024 and incorporated herein by reference.

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (embedded within EX-101).

+ Management contract or compensatory plan or arrangement.

(P) Paper exhibits.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 21, 2025	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2025	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 21, 2025	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 21, 2025	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller Principal Accounting Officer
Date: February 21, 2025	By:	*
Francisco A. Aristeguieta,
Director
Date: February 21, 2025	By:	*
Kevin J. Bradicich,
Director
Date: February 21, 2025	By:	*
Theodore H. Bunting, Jr.,
Director
Date: February 21, 2025	By:	*
Jane D. Carlin,
Director
Date: February 21, 2025	By:	*
J. Paul Condrin III,
Director
Date: February 21, 2025	By:	*
Cynthia L. Egan, Chair of the Board
Date: February 21, 2025	By:	*
Kathleen S. Lane,
Director
Date: February 21, 2025	By:	*
Joseph R. Ramrath,
Director
Date: February 21, 2025	By:	*
Elizabeth A. Ward,
Director

Date: February 21, 2025	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2024
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$2,511.6	$2,299.5	$2,299.5
States, municipalities and political subdivisions	1,001.5	893.8	893.8
Foreign governments	1.8	1.9	1.9
Public utilities	383.5	369.5	369.5
All other corporate bonds	5,141.0	4,964.8	4,964.8
Total fixed maturities	9,039.4	8,529.5	8,529.5
Equity securities:
Common stocks:
Public utilities	12.7	29.4	29.4
Banks, trusts and insurance companies	1.6	2.9	2.9
Industrial, miscellaneous and all other	38.9	106.0	106.0
Nonredeemable preferred stock	13.6	19.4	19.4
Total equity securities	66.8	157.7	157.7
Mortgage loans on real estate	310.6	285.4	304.9
Other long-term investments	361.5	405.0	405.0
Short-term investments	12.7	12.7	12.7
Total investments	$9,791.0	$9,390.3	$9,409.8
(1)
Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)
Mortgage loans on real estate are shown on the balance sheet at unpaid principal balances adjusted for deferred fees or expenses, net of an allowance for credit losses.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Revenues
Net investment income	$10.5	$11.5	$9.0
Net realized losses from sales and other	(4.6)	(1.1)	(1.2)
Other income	—	0.5	0.4
Total revenues	5.9	10.9	8.2
Expenses
Interest expense	34.1	34.1	34.0
Employee benefit related expenses	3.4	3.9	2.7
Interest expense on loan from subsidiary	7.1	7.0	6.9
Other operating expenses	6.5	4.8	6.8
Total expenses	51.1	49.8	50.4
Net loss before income taxes and equity in income of subsidiaries	(45.2)	(38.9)	(42.2)
Income tax benefit	12.6	10.8	13.6
Equity in income of subsidiaries	457.9	62.2	144.6
Income from continuing operations	425.3	34.1	116.0
Income from discontinued Chaucer business (net of income tax expense of $0.2 and $0.3)	0.7	1.2	—
Net income	426.0	35.3	116.0
Other comprehensive income (loss), net of tax	60.9	184.3	(810.7)
Comprehensive income (loss)	$486.9	$219.6	$(694.7)

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2024	2023
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $231.1 and $296.1)	$227.2	$283.5
Equity securities - at fair value	2.8	1.2
Cash and cash equivalents	57.4	38.3
Investments in subsidiaries	3,451.3	3,039.7
Net receivable from subsidiaries	25.2	25.3
Current income tax receivable	4.7	2.8
Other assets	3.3	3.2
Total assets	$3,771.9	$3,394.0
Liabilities
Expenses and state taxes payable	$10.7	$9.9
Interest payable	10.3	10.3
Short-term debt	61.8	—
Long-term debt	847.3	908.2
Total liabilities	930.1	928.4
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,973.6	1,939.2
Accumulated other comprehensive loss	(456.3)	(517.2)
Retained earnings	3,209.6	2,909.4
Treasury stock at cost (24.6 and 24.7 million shares)	(1,885.7)	(1,866.4)
Total shareholders’equity	2,841.8	2,465.6
Total liabilities and shareholders’ equity	$3,771.9	$3,394.0

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2024	2023	2022
(in millions)
Cash flows from operating activities
Net income	$426.0	$35.3	$116.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses	4.6	1.1	1.2
Equity in net income of subsidiaries	(457.9)	(62.2)	(144.6)
Dividends received from subsidiaries, net of capital contributed	75.5	0.7	12.2
Deferred income tax benefit	(1.9)	(0.4)	(2.5)
Change in expenses and taxes payable	(1.9)	(5.6)	4.7
Change in net receivable from subsidiaries	23.2	24.1	18.3
Other, net	1.0	1.4	3.2
Net cash provided by (used in) operating activities	68.6	(5.6)	8.5
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	187.8	111.4	155.0
Proceeds from disposals of equity securities	0.2	—	—
Purchase of fixed maturities	(103.4)	—	(15.3)
Net cash provided by investing activities	84.6	111.4	139.7
Cash flows from financing activities
Proceeds from exercise of employee stock options	16.7	6.5	13.3
Dividends paid to shareholders	(124.1)	(117.2)	(108.9)
Repurchases of common stock	(26.7)	—	(30.8)
Net cash used in financing activities	(134.1)	(110.7)	(126.4)
Net change in cash and cash equivalents	19.1	(4.9)	21.8
Cash and cash equivalents, beginning of year	38.3	43.2	21.4
Cash and cash equivalents, end of year	$57.4	$38.3	$43.2

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $25.8 million, $98.6 million and $98.8 million were transferred to the parent company in 2024, 2023 and 2022, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2024
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$230.8	$3,606.3	$1,121.4	$7.4	$2,148.8	$170.4	$1,302.1	$462.6	$277.9	$2,195.5
Specialty	209.2	1,669.1	800.4	6.7	1,322.0	84.5	646.7	347.4	160.6	1,373.9
Personal Lines	222.8	2,108.8	1,361.5	—	2,441.8	106.7	1,807.2	411.7	234.0	2,514.2
Other	—	62.9	—	—	—	11.0	1.4	—	17.5	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(3.6)	—
Total	$662.8	$7,447.1	$3,283.3	$14.1	$5,912.6	$372.6	$3,757.4	$1,221.7	$720.5	$6,083.6

DECEMBER 31, 2023
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$223.0	$3,461.5	$1,066.8	$6.9	$2,060.3	$151.8	$1,354.9	$443.8	$250.9	$2,107.0
Specialty	193.6	1,619.6	755.1	5.9	1,274.2	71.1	645.5	329.5	133.2	1,293.3
Personal Lines	204.2	2,148.8	1,280.6	—	2,328.6	96.8	2,131.9	402.7	211.6	2,409.9
Other	—	65.4	—	—	—	12.4	2.3	—	20.1	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(8.1)	—
Total	$620.8	$7,295.3	$3,102.5	$12.8	$5,663.1	$332.1	$4,134.6	$1,176.0	$641.8	$5,810.2

DECEMBER 31, 2022
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$212.6	$3,344.9	$1,016.9	$6.0	$1,950.5	$136.2	$1,336.5	$417.7	$229.6	$1,999.9
Specialty	188.3	1,592.6	747.9	5.5	1,189.0	62.1	641.8	303.9	124.8	1,243.7
Personal Lines	203.9	1,998.1	1,189.4	—	2,112.8	86.8	1,643.9	371.6	207.0	2,232.9
Other	—	65.5	—	—	—	11.2	1.2	—	20.3	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—
Total	$604.8	$7,001.1	$2,954.2	$11.5	$5,252.3	$296.3	$3,623.4	$1,093.2	$608.0	$5,476.5

(1)
The Company manages investment assets for its Core Commercial, Specialty, Personal Lines and Other segments on a combined basis, based on the requirements of its combined insurance companies. Net investment income is allocated to these segments based on actuarial information related to the underlying businesses.
(2)
For other operating expenses that are not directly attributable to a single segment, expenses are allocated using a consistent and reasonable approach, generally based on net premiums earned.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 13 — “Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions) Description	Balance at beginning of period	Additions (Charged to costs and expenses)	Deductions	Balance at end of period
2024
Allowance for doubtful accounts	$5.1	$15.9	$(14.6)	$6.4
Allowance for uncollectible reinsurance recoverables	6.9	—	(0.4)	6.5
	$12.0	$15.9	$(15.0)	$12.9
2023
Allowance for doubtful accounts	$6.2	$13.1	$(14.2)	$5.1
Allowance for uncollectible reinsurance recoverables	7.9	—	(1.0)	6.9
	$14.1	$13.1	$(15.2)	$12.0
2022
Allowance for doubtful accounts	$6.3	$10.9	$(11.0)	$6.2
Allowance for uncollectible reinsurance recoverables	8.9	—	(1.0)	7.9
	$15.2	$10.9	$(12.0)	$14.1

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)
Consolidated Property and Casualty Subsidiaries
2024	$662.8	$7,461.2	$—	$3,283.3
2023	$620.8	$7,308.1	$—	$3,102.5

	Earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
			Current year	Prior years
2024	$5,912.6	$372.6	$3,866.8	$(109.4)	$1,221.7	$3,639.1	$6,083.6
2023	$5,663.1	$332.1	$4,150.5	$(15.9)	$1,176.0	$3,885.5	$5,810.2
2022	$5,252.3	$296.3	$3,656.0	$(32.6)	$1,093.2	$3,113.2	$5,476.5
(1)
Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,829.8 million and $1,795.0 million of reinsurance recoverable on unpaid losses in 2024 and 2023, respectively. Unearned premiums are shown gross of prepaid premiums of $90.5 million and $99.1 million in 2024 and 2023, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.
(2)
The Company does not use discounting techniques.