Form 10-Q
period 2025-06-30
HANOVER INSURANCE GROUP, INC.
filed 2025-07-31
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock was 35,771,407 as of July 29, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Premiums	$1,545.3	$1,473.2	$3,053.8	$2,921.8
Net investment income	105.5	90.4	211.6	180.1
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(4.6)	(30.4)	(23.4)	(31.7)
Net change in fair value of equity securities and other	5.0	1.1	6.0	7.6
Impairments on investments:
Credit-related impairments	(2.5)	(3.5)	(2.5)	(3.2)
Losses on intent to sell securities	(0.4)	(1.7)	(0.4)	(1.7)
	(2.9)	(5.2)	(2.9)	(4.9)
Total net realized and unrealized investment losses	(2.5)	(34.5)	(20.3)	(29.0)
Fees and other income	6.1	7.6	12.5	14.9
Total revenues	1,654.4	1,536.7	3,257.6	3,087.8
Losses and expenses
Losses and loss adjustment expenses	957.2	1,007.6	1,912.5	1,942.8
Amortization of deferred acquisition costs	319.0	303.5	632.9	602.5
Interest expense	8.6	8.6	17.1	17.1
Other operating expenses	170.8	165.7	336.2	328.8
Total losses and expenses	1,455.6	1,485.4	2,898.7	2,891.2
Income from continuing operations before income taxes	198.8	51.3	358.9	196.6
Income tax expense (benefit):
Current	46.4	17.0	76.4	45.7
Deferred	(4.5)	(6.1)	(2.6)	(5.0)
Total income tax expense	41.9	10.9	73.8	40.7
Income from continuing operations	156.9	40.4	285.1	155.9
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.2	0.1	0.2	0.1
Net income	$157.1	$40.5	$285.3	$156.0
Earnings per common share:
Basic:
Income from continuing operations	$4.37	$1.12	$7.93	$4.34
Discontinued operations (net of taxes):
Income from discontinued life businesses	—	0.01	0.01	0.01
Net income per share	$4.37	$1.13	$7.94	$4.35
Weighted average shares outstanding	35.9	36.0	35.9	35.9
Diluted:
Income from continuing operations	$4.30	$1.11	$7.80	$4.30
Discontinued operations (net of taxes):
Income from discontinued life businesses	—	0.01	—	—
Net income per share	$4.30	$1.12	$7.80	$4.30
Weighted average shares outstanding	36.5	36.3	36.6	36.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income	$157.1	$40.5	$285.3	$156.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	56.2	3.8	167.5	(30.1)
Having credit losses recognized in the Consolidated Statements of Income	0.1	2.2	—	2.0
Total available-for-sale securities	56.3	6.0	167.5	(28.1)
Pension and postretirement benefits:
Net change in net actuarial loss	1.3	1.3	2.7	2.7
Long-duration insurance contracts:
Net change in market risk	(0.1)	0.8	(1.1)	1.8
Total other comprehensive income (loss), net of tax	57.5	8.1	169.1	(23.6)
Comprehensive income	$214.6	$48.6	$454.4	$132.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2025	2024
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $9,377.9 and $9,051.5)	$9,078.9	$8,542.2
Equity securities, at fair value	172.0	157.7
Other investments	690.4	709.9
Total investments	9,941.3	9,409.8
Cash and cash equivalents	244.1	435.5
Accrued investment income	75.5	69.8
Premiums and accounts receivable, net	1,894.6	1,800.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,978.8	1,994.5
Deferred acquisition costs	674.5	662.8
Deferred income tax asset	130.9	174.2
Goodwill	178.8	178.8
Other assets	526.8	462.6
Assets of discontinued businesses	86.8	85.7
Total assets	$15,732.1	$15,274.5
Liabilities
Loss and loss adjustment expense reserves	$7,636.2	$7,461.2
Unearned premiums	3,335.2	3,283.3
Expenses and taxes payable	601.5	757.8
Reinsurance premiums payable	49.8	37.7
Short-term debt	436.8	61.8
Long-term debt	347.8	722.3
Liabilities of discontinued businesses	108.5	108.6
Total liabilities	12,515.8	12,432.7
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,993.9	1,973.6
Accumulated other comprehensive loss	(287.2)	(456.3)
Retained earnings	3,431.2	3,209.6
Treasury stock at cost (24.6 million shares)	(1,922.2)	(1,885.7)
Total shareholders’ equity	3,216.3	2,841.8
Total liabilities and shareholders’ equity	$15,732.1	$15,274.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,978.3	1,941.3	1,973.6	1,939.2
Employee and director stock-based awards and other	15.6	10.6	20.3	12.7
Balance at end of period	1,993.9	1,951.9	1,993.9	1,951.9
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(292.3)	(496.9)	(403.5)	(462.8)
Net appreciation (depreciation) on available-for-sale securities	56.3	6.0	167.5	(28.1)
Balance at end of period	(236.0)	(490.9)	(236.0)	(490.9)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(53.8)	(53.4)	(55.2)	(54.8)
Net amount recognized as net periodic benefit cost	1.3	1.3	2.7	2.7
Balance at end of period	(52.5)	(52.1)	(52.5)	(52.1)
Long Duration Insurance Contracts:
Balance at beginning of period	1.4	1.4	2.4	0.4
Net change in market risk	(0.1)	0.8	(1.1)	1.8
Balance at end of period	1.3	2.2	1.3	2.2
Total accumulated other comprehensive loss	(287.2)	(540.8)	(287.2)	(540.8)
Retained Earnings
Balance at beginning of period	3,306.8	2,993.9	3,209.6	2,909.4
Cumulative effect of accounting change, net of taxes	—	—	1.9	—
Balance at beginning of period, as adjusted	3,306.8	2,993.9	3,211.5	2,909.4
Net income	157.1	40.5	285.3	156.0
Dividends to shareholders	(32.7)	(31.0)	(65.6)	(62.0)
Balance at end of period	3,431.2	3,003.4	3,431.2	3,003.4
Treasury Stock
Balance at beginning of period	(1,896.6)	(1,864.2)	(1,885.7)	(1,866.4)
Shares purchased at cost	(27.6)	—	(38.6)	—
Net shares reissued at cost under employee stock-based compensation plans	2.0	1.3	2.1	3.5
Balance at end of period	(1,922.2)	(1,862.9)	(1,922.2)	(1,862.9)
Total shareholders’ equity	$3,216.3	$2,552.2	$3,216.3	$2,552.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2025	2024
Cash Flows From Operating Activities
Net income	$285.3	$156.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses	20.6	29.2
Net amortization and depreciation	(2.1)	1.6
Stock-based compensation expense	17.8	14.8
Amortization of defined benefit plan costs	3.3	3.4
Deferred income tax expense	(2.5)	(5.2)
Change in deferred acquisition costs	(11.7)	(13.9)
Change in premiums receivable, net of reinsurance premiums payable	(81.7)	(113.2)
Change in loss, loss adjustment expense and unearned premium reserves	225.6	220.1
Change in reinsurance recoverable	15.6	18.6
Change in expenses and taxes payable	(150.2)	(59.9)
Other, net	(74.5)	(53.3)
Net cash provided by operating activities	245.5	198.2
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,476.4	1,100.2
Proceeds from disposals of equity securities and other investments	57.8	34.5
Purchase of fixed maturities	(1,818.9)	(1,204.3)
Purchase of equity securities and other investments	(46.2)	(34.4)
Capital expenditures	(3.5)	(4.8)
Net cash used in investing activities	(334.4)	(108.8)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	12.2	6.9
Dividends paid to shareholders	(64.7)	(61.1)
Repurchases of common stock	(38.6)	—
Other financing activities	(11.7)	(9.8)
Net cash used in financing activities	(102.8)	(64.0)
Net change in cash and cash equivalents	(191.7)	25.4
Net change in cash related to discontinued operations	0.3	(3.9)
Cash and cash equivalents, beginning of period	435.5	316.1
Cash and cash equivalents, end of period	$244.1	$337.6

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2025.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	June 30, 2025
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$527.3	$—	$527.3	$2.2	$44.7	$484.8
Foreign governments	2.4	—	2.4	0.2	—	2.6
Municipals	940.9	—	940.9	2.3	85.1	858.1
Corporates	4,078.1	(0.4)	4,077.7	49.8	88.9	4,038.6
Residential mortgage-backed	2,630.1	—	2,630.1	12.9	122.6	2,520.4
Commercial mortgage-backed	425.4	—	425.4	0.2	27.9	397.7
Other asset-backed	774.1	—	774.1	4.2	1.6	776.7
Total fixed maturities	$9,378.3	$(0.4)	$9,377.9	$71.8	$370.8	$9,078.9

	December 31, 2024
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$552.6	$—	$552.6	$0.4	$58.8	$494.2
Foreign governments	1.8	—	1.8	0.1	—	1.9
Municipals	1,001.5	—	1,001.5	1.5	109.2	893.8
Corporates	3,953.5	(0.6)	3,952.9	14.4	161.4	3,805.9
Residential mortgage-backed	2,277.6	—	2,277.6	2.8	156.3	2,124.1
Commercial mortgage-backed	564.2	—	564.2	0.1	42.1	522.2
Other asset-backed	700.9	—	700.9	2.5	3.3	700.1
Total fixed maturities	$9,052.1	$(0.6)	$9,051.5	$21.8	$531.1	$8,542.2

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At June 30, 2025 and December 31, 2024, fixed maturities with fair values of $337.0 million and $130.9 million, respectively, were held as collateral for the Federal Home Loan Bank (“FHLB”) collateralized borrowing program. Additionally, the Company deposits funds with various state governmental authorities and trustees. For a discussion of the Company’s deposits with these state governmental authorities and trustees, see Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2025
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$269.0	$268.4
Due after one year through five years	2,255.4	2,233.0
Due after five years through ten years	2,667.0	2,554.9
Due after ten years	356.9	327.8
	5,548.3	5,384.1
Mortgage-backed and other asset-backed securities	3,829.6	3,694.8
Total fixed maturities	$9,377.9	$9,078.9

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at June 30, 2025 and December 31, 2024, including the length of time the securities have been in an unrealized loss position:

	June 30, 2025
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.8	$110.7	$41.9	$236.6	$44.7	$347.3
Municipals	0.9	64.2	84.2	636.2	85.1	700.4
Corporates	2.8	479.6	80.4	1,082.0	83.2	1,561.6
Residential mortgage-backed	4.7	679.6	117.9	715.7	122.6	1,395.3
Commercial mortgage-backed	0.8	58.9	26.1	308.4	26.9	367.3
Other asset-backed	1.3	193.6	0.3	47.7	1.6	241.3
Total investment grade	13.3	1,586.6	350.8	3,026.6	364.1	4,613.2
Below investment grade:
Foreign governments	—	0.4	—	—	—	0.4
Corporates	1.8	55.7	3.9	46.7	5.7	102.4
Commercial mortgage-backed	—	—	1.0	5.1	1.0	5.1
Total below investment grade	1.8	56.1	4.9	51.8	6.7	107.9
Total fixed maturities	$15.1	$1,642.7	$355.7	$3,078.4	$370.8	$4,721.1

	December 31, 2024
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.8	$194.4	$51.0	$240.8	$58.8	$435.2
Municipals	3.0	132.5	106.2	680.9	109.2	813.4
Corporates	22.8	1,360.3	132.0	1,523.3	154.8	2,883.6
Residential mortgage-backed	16.5	896.8	139.8	747.2	156.3	1,644.0
Commercial mortgage-backed	0.7	23.7	41.4	485.4	42.1	509.1
Other asset-backed	2.5	181.4	0.8	78.5	3.3	259.9
Total investment grade	53.3	2,789.1	471.2	3,756.1	524.5	6,545.2
Below investment grade:
Foreign governments	—	0.1	—	—	—	0.1
Corporates	1.3	70.8	5.3	49.8	6.6	120.6
Commercial mortgage-backed	—	—	—	0.8	—	0.8
Total below investment grade	1.3	70.9	5.3	50.6	6.6	121.5
Total fixed maturities	$54.6	$2,860.0	$476.5	$3,806.7	$531.1	$6,666.7

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Proceeds from sales	$486.1	$638.6	$902.0	$666.4
Gross gains	0.9	1.8	1.3	1.9
Gross losses	5.8	32.8	25.2	34.3

D. Impairments (Recoveries)

For both the three and six months ended June 30, 2025, the Company recognized net impairments of $2.9 million, consisting primarily of $2.6 million and $2.7 million on mortgage loans, respectively. For the three and six months ended June 30, 2024, the Company recognized net impairments of $5.2 million and $4.9 million, respectively, both consisting primarily of $3.6 million on mortgage loans and $1.7 million on intent to sell fixed maturities.

At June 30, 2025 and December 31, 2024, the allowance for credit losses on mortgage loans was $8.0 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $0.4 million and $0.6 million, respectively.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Allowance for credit losses as of the beginning of the period	$5.7	$9.7	$5.7	$10.0
Additional credit losses on investments for which an allowance was previously recognized	2.5	1.9	2.6	1.9
Reductions for writedowns	—	(3.0)	—	(3.0)
Reductions for disposals	(0.2)	—	(0.3)	(0.3)
Allowance for credit losses as of the end of the period	$8.0	$8.6	$8.0	$8.6

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

E. Equity securities

Pre-tax net realized and unrealized gains (losses) on equity securities recognized in income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net realized and unrealized gains on equity securities recognized in income:
On securities still held	$3.9	$1.1	$4.9	$7.6
On securities sold during the period	0.2	—	0.6	—
Total net realized and unrealized gains on equity securities recognized in income	$4.1	$1.1	$5.5	$7.6

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

The estimated fair values of the financial instruments were as follows:

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$9,078.9	$9,078.9	$8,542.2	$8,542.2
Fair Value through Net Income:
Equity securities	172.0	172.0	157.7	157.7
Other investments	93.5	93.5	86.9	86.9
Amortized Cost/Cost:
Other investments	302.8	291.2	343.7	324.2
Cash and cash equivalents	244.1	244.1	435.5	435.5
Total financial instruments	$9,891.3	$9,879.7	$9,566.0	$9,546.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$784.6	$754.7	$784.1	$744.4

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first six months of 2025 and 2024, the Company did not adjust any prices received from its pricing services.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. As previously discussed, the Company utilizes third-party pricing services for the valuation of the majority of its fixed maturity and equity securities. The pricing services have indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If a pricing service discontinues pricing an investment, the Company will use observable market data, to the extent it is available, but may also be required to make assumptions for market-based inputs that are unavailable due to market conditions.

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	June 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$484.8	$359.1	$125.7	$—
Foreign governments	2.6	—	2.6	—
Municipals	858.1	—	850.5	7.6
Corporates	4,038.6	—	4,038.6	—
Residential mortgage-backed, U.S. agency backed	2,055.9	—	2,055.9	—
Residential mortgage-backed, non-agency	464.5	—	464.5	—
Commercial mortgage-backed	397.7	—	392.7	5.0
Other asset-backed	776.7	—	776.7	—
Total fixed maturities	9,078.9	359.1	8,707.2	12.6
Equity securities	172.0	150.4	—	21.6
Other investments	17.8	—	13.9	3.9
Total investment assets at fair value	$9,268.7	$509.5	$8,721.1	$38.1

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$494.2	$363.9	$130.3	$—
Foreign governments	1.9	—	1.9	—
Municipals	893.8	—	886.2	7.6
Corporates	3,805.9	—	3,805.9	—
Residential mortgage-backed, U.S. agency backed	1,790.7	—	1,790.7	—
Residential mortgage-backed, non-agency	333.4	—	333.4	—
Commercial mortgage-backed	522.2	—	516.3	5.9
Other asset-backed	700.1	—	700.1	—
Total fixed maturities	8,542.2	363.9	8,164.8	13.5
Equity securities	157.7	136.9	—	20.8
Other investments	3.9	—	—	3.9
Total investment assets at fair value	$8,703.8	$500.8	$8,164.8	$38.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At June 30, 2025 and December 31, 2024, the fair values of these investments were $75.7 million and $83.0 million, respectively, approximately 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$244.1	$244.1	$—	$—
Other investments	291.2	—	6.1	285.1
Total financial instruments	$535.3	$244.1	$6.1	$285.1

Liabilities:
Debt	$754.7	$—	$754.7	$—

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$435.5	$435.5	$—	$—
Other investments	324.2	—	6.1	318.1
Total financial instruments	$759.7	$435.5	$6.1	$318.1

Liabilities:
Debt	$744.4	$—	$744.4	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Three Months Ended June 30, 2025
Balance April 1, 2025	$7.6	$5.1	$12.7	$24.6	$37.3
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.9	0.9
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	—	0.1	0.1	—	0.1
Settlements	(0.1)	(0.1)	(0.2)	—	(0.2)
Balance June 30, 2025	$7.5	$5.1	$12.6	$25.5	$38.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$—	$0.1	$0.1	$—	$0.1

Three Months Ended June 30, 2024
Balance April 1, 2024	$8.2	$6.8	$15.0	$11.4	$26.4
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	$0.1	$0.1
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	—	0.1	0.1	—	0.1
Settlements	(0.3)	(0.2)	(0.5)	—	(0.5)
Balance June 30, 2024	$7.9	$6.7	$14.6	$11.5	$26.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$—	$0.1	$0.1	$—	$0.1

	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Six Months Ended June 30, 2025
Balance January 1, 2025	$7.6	$—	$5.9	$13.5	$24.7	$38.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.8	0.8
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.2	—	0.2	0.4	—	0.4
Settlements	(0.3)	—	(1.0)	(1.3)	—	(1.3)
Balance June 30, 2025	$7.5	$—	$5.1	$12.6	$25.5	$38.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.2	$—	$0.2	$0.4	$—	$0.4

Six Months Ended June 30, 2024
Balance January 1, 2024	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Transfers out of Level 3	—	(0.1)	—	(0.1)	—	(0.1)
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.1	0.1
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.1)	—	—	(0.1)	—	(0.1)
Settlements	(0.6)	—	(0.3)	(0.9)	—	(0.9)
Balance June 30, 2024	$7.9	$—	$6.7	$14.6	$11.5	$26.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.1)	$—	$—	$(0.1)	$—	$(0.1)

There were no securities transferred between Level 2 and Level 3 during the three months ended June 30, 2025 and 2024. There were no securities transferred between Level 2 and Level 3 during the six months ended June 30, 2025. During the six months ended June 30, 2024, a fixed maturity security was transferred from Level 3 to Level 2 because it was valued by a pricing service with observable inputs rather than being valued by the Company’s internal matrix model. The Company held no Level 3 liabilities for the six months ended June 30, 2025 and 2024.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Valuations of $12.9 million for an equity security based on a dealer quote for which there was a lack of transparency as to inputs used to develop the valuation have been excluded.

			June 30, 2025		December 31, 2024
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$7.5	6.1 - 6.8% (6.7%)	$7.6	6.1 - 6.8% (6.7%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	5.1	5.0% (5.0%) ― 0.3% (0.3%)	5.9	3.0 - 5.0% (4.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.3	N/A	1.4	N/A
	Internal price based on financing round	Discount for: Market liquidity	7.4	27.0% (27.0%)	7.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.9	16.6% (16.6%)	3.9	16.6% (16.6%)

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

5. Income Taxes

Income tax expense for the six months ended June 30, 2025 and 2024 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $73.8 million and $40.7 million for the six months ended June 30, 2025 and 2024, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2020.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted in the U.S. which, among other things, changes certain provisions in the U.S. Tax Code. These changes will primarily impact the timing of our tax deductions; however, the Company does not expect these provisions to have a material impact on our financial position or results of operations.

6. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
(in millions)	2025	2024
Interest cost	$5.1	$5.1
Expected return on plan assets	(4.8)	(5.0)
Recognized net actuarial loss	1.7	1.6
Net periodic pension cost	$2.0	$1.7

	Six Months Ended June 30,
(in millions)	2025	2024
Interest cost	$10.2	$10.2
Expected return on plan assets	(9.5)	(10.1)
Recognized net actuarial loss	3.3	3.3
Net periodic pension cost	$4.0	$3.4

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended June 30,
	2025			2024
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$66.0	$(13.9)	$52.1	$(27.2)	$5.7	$(21.5)
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.2	—	0.2	2.9	(0.6)	2.3
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	5.0	(1.3)	3.7	30.6	(6.6)	24.0
Amount of credit-related recoveries on prior impairments recognized in the Consolidated Statements of Income	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	0.4	—	0.4	1.7	(0.4)	1.3
Net unrealized gains	71.5	(15.2)	56.3	7.9	(1.9)	6.0
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.6	(0.3)	1.3	1.7	(0.4)	1.3
Long-duration insurance contracts:
Net change in market risk	(0.1)	—	(0.1)	1.0	(0.2)	0.8
Other comprehensive income	$73.0	$(15.5)	$57.5	$10.6	$(2.5)	$8.1

	Six Months Ended June 30,
	2025			2024
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$188.3	$(39.6)	$148.7	$(71.1)	$14.9	$(56.2)
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.2	—	0.2	3.0	(0.7)	2.3
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	23.9	(5.6)	18.3	32.1	(7.3)	24.8
Amount of credit-related recoveries recognized in the Consolidated Statements of Income	(0.2)	—	(0.2)	(0.4)	0.1	(0.3)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	0.6	(0.1)	0.5	1.7	(0.4)	1.3
Net unrealized gains (losses)	212.8	(45.3)	167.5	(34.7)	6.6	(28.1)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	3.3	(0.6)	2.7	3.4	(0.7)	2.7
Long-duration insurance contracts:
Net change in market risk	(1.4)	0.3	(1.1)	2.3	(0.5)	1.8
Other comprehensive income (loss)	$214.7	$(45.6)	$169.1	$(29.0)	$5.4	$(23.6)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss				Where Net Income is Presented
Net unrealized losses on investment securities	$(4.9)	$(30.4)	$(23.7)	$(31.9)	Net realized losses from sales and other
	(0.3)	(1.6)	(0.2)	(1.3)	Impairments on investments
	(5.2)	(32.0)	(23.9)	(33.2)	Total before tax
	1.4	7.0	5.7	7.6	Income tax (expense) benefit
	(3.8)	(25.0)	(18.2)	(25.6)	Continuing operations; net of tax
	—	(0.2)	(0.2)	(0.2)	Discontinued operations; net of tax
	(3.8)	(25.2)	(18.4)	(25.8)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.6)	(1.7)	(3.3)	(3.4)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.4	0.6	0.7	Income tax (expense) benefit
	(1.3)	(1.3)	(2.7)	(2.7)	Continuing operations; net of tax
Net change in market risk	—	0.2	0.3	0.5	Income from discontinued life businesses
	—	—	(0.1)	(0.1)	Income tax (expense) benefit
	—	0.2	0.2	0.4	Discontinued operations; net of tax
Total reclassifications for the period	$(5.1)	$(26.3)	$(20.9)	$(28.1)	Expense reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the six months ended June 30, 2025 and 2024.

8. Segment Information

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other core commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other segment primarily includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance subsidiaries’ employees and agents; run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental, and product liability businesses.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	June 30, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$554.3	$355.9	$635.1	$—	$1,545.3
Net investment income	47.7	24.3	30.2	3.3	105.5
Fees and other income	1.3	1.1	3.7	—	6.1
Total operating revenues	$603.3	$381.3	$669.0	$3.3	1,656.9
Net realized and unrealized investment losses					(2.5)
Total revenues					$1,654.4
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$554.3	$355.9	$635.1	$—	$1,545.3
Losses and LAE:
Current accident year losses and LAE	313.6	174.3	380.0	—	867.9
Prior year favorable development, excluding catastrophes	(3.0)	(12.5)	(2.6)	(0.1)	(18.2)
Current year catastrophe losses	25.2	16.1	72.2	—	113.5
Prior year favorable catastrophe development	(2.5)	(1.5)	(2.0)	—	(6.0)
Total losses and LAE	333.3	176.4	447.6	(0.1)	957.2
Amortization of deferred acquisition costs and other underwriting expenses(1)	183.8	131.7	162.3	—	477.8
Underwriting income	37.2	47.8	25.2	0.1	110.3
Net investment income	47.7	24.3	30.2	3.3	105.5
Fees and other income	1.3	1.1	3.7	—	6.1
Other segment items(2)	(2.3)	(2.0)	(1.7)	(6.0)	(12.0)
Operating income (loss) before interest expense and income taxes	$83.9	$71.2	$57.4	$(2.6)	209.9
Interest on debt					(8.6)
Operating income before income taxes					201.3
Non-operating income (loss) items:
Net realized and unrealized investment losses					(2.5)
Income before income taxes					$198.8

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

	Three Months Ended
	June 30, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$537.4	$330.5	$605.3	$—	$1,473.2
Net investment income	41.4	20.5	26.0	2.5	90.4
Fees and other income	1.2	1.8	3.9	0.7	7.6
Total operating revenues	$580.0	$352.8	$635.2	$3.2	1,571.2
Net realized and unrealized investment losses					(34.5)
Total revenues					$1,536.7
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$537.4	$330.5	$605.3	$—	$1,473.2
Losses and LAE:
Current accident year losses and LAE	299.7	175.7	392.5	—	867.9
Prior year favorable development, excluding catastrophes	(2.1)	(11.3)	(4.0)	—	(17.4)
Current year catastrophe losses	30.9	27.6	118.6	—	177.1
Prior year favorable catastrophe development	(14.5)	(5.5)	—	—	(20.0)
Total losses and LAE	314.0	186.5	507.1	—	1,007.6
Amortization of deferred acquisition costs and other underwriting expenses(1)	180.6	122.0	156.8	—	459.4
Underwriting income (loss)	42.8	22.0	(58.6)	—	6.2
Net investment income	41.4	20.5	26.0	2.5	90.4
Fees and other income	1.2	1.8	3.9	0.7	7.6
Other segment items(2)	(2.2)	(1.7)	(1.7)	(3.2)	(8.8)
Operating income (loss) before interest expense and income taxes	$83.2	$42.6	$(30.4)	$—	95.4
Interest on debt					(8.6)
Operating income before income taxes					86.8
Non-operating income (loss) items:
Net realized and unrealized investment losses					(34.5)
Other non-operating items					(1.0)
Income before income taxes					$51.3

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

	Six Months Ended
	June 30, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,095.3	$695.5	$1,263.0	$—	$3,053.8
Net investment income	95.7	48.6	60.7	6.6	211.6
Fees and other income	2.6	2.4	7.4	0.1	12.5
Total operating revenues	$1,193.6	$746.5	$1,331.1	$6.7	3,277.9
Net realized and unrealized investment losses					(20.3)
Total revenues					$3,257.6
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$1,095.3	$695.5	$1,263.0	$—	$3,053.8
Losses and LAE:
Current accident year losses and LAE	647.8	347.6	752.2	—	1,747.6
Prior year favorable development, excluding catastrophes	(4.3)	(28.4)	(5.4)	(0.1)	(38.2)
Current year catastrophe losses	79.7	33.3	108.1	—	221.1
Prior year favorable catastrophe development	(11.0)	(4.0)	(3.0)	—	(18.0)
Total losses and LAE	712.2	348.5	851.9	(0.1)	1,912.5
Amortization of deferred acquisition costs and other underwriting expenses(1)	365.9	258.0	324.2	—	948.1
Underwriting income	17.2	89.0	86.9	0.1	193.2
Net investment income	95.7	48.6	60.7	6.6	211.6
Fees and other income	2.6	2.4	7.4	0.1	12.5
Other segment items(2)	(4.8)	(4.2)	(3.4)	(8.6)	(21.0)
Operating income (loss) before interest expense and income taxes	$110.7	$135.8	$151.6	$(1.8)	396.3
Interest on debt					(17.1)
Operating income before income taxes					379.2
Non-operating income (loss) items:
Net realized and unrealized investment losses					(20.3)
Income before income taxes					$358.9

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

	Six Months Ended
	June 30, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,066.3	$651.4	$1,204.1	$—	$2,921.8
Net investment income	82.2	40.8	51.6	5.5	180.1
Fees and other income	2.5	3.1	7.9	1.4	14.9
Total operating revenues	$1,151.0	$695.3	$1,263.6	$6.9	3,116.8
Net realized and unrealized investment losses					(29.0)
Total revenues					$3,087.8
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$1,066.3	$651.4	$1,204.1	$—	$2,921.8
Losses and LAE:
Current accident year losses and LAE	609.1	332.3	785.2	—	1,726.6
Prior year favorable development, excluding catastrophes	(11.3)	(12.4)	(4.1)	—	(27.8)
Current year catastrophe losses	55.4	37.8	177.8	—	271.0
Prior year favorable catastrophe development	(18.3)	(8.7)	—	—	(27.0)
Total losses and LAE	634.9	349.0	958.9	—	1,942.8
Amortization of deferred acquisition costs and other underwriting expenses(1)	357.7	241.5	312.9	—	912.1
Underwriting income (loss)	73.7	60.9	(67.7)	—	66.9
Net investment income	82.2	40.8	51.6	5.5	180.1
Fees and other income	2.5	3.1	7.9	1.4	14.9
Other segment items(2)	(3.7)	(3.4)	(3.3)	(6.4)	(16.8)
Operating income (loss) before interest expense and income taxes	$154.7	$101.4	$(11.5)	$0.5	245.1
Interest on debt					(17.1)
Operating income before income taxes					228.0
Non-operating income (loss) items:
Net realized and unrealized investment losses					(29.0)
Other non-operating items					(2.4)
Income before income taxes					$196.6

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

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	June 30, 2025	December 31, 2024
Property and Casualty	$15,645.3	$15,188.8
Assets of discontinued businesses	86.8	85.7
Total	$15,732.1	$15,274.5

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of June 30, 2025, there were 1,760,323 and 1,214,751 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock-based compensation expense	$11.2	$8.1	$17.8	$14.8
Tax benefit	(2.3)	(1.7)	(3.7)	(3.1)
Stock-based compensation expense, net of taxes	$8.9	$6.4	$14.1	$11.7

Stock Options

Information on the Company’s stock option activity for the six months ended June 30, 2025 and 2024 is summarized below.

	Six Months Ended June 30,
	2025		2024
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,111,871	$117.43	1,137,042	$111.57
Granted	140,393	161.82	150,731	134.26
Exercised	(135,146)	93.86	(83,055)	85.62
Forfeited or cancelled	—	—	(2,642)	134.99
Outstanding, end of period	1,117,118	125.86	1,202,076	116.16

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following table summarizes activity information about employee restricted stock units:

	Six Months Ended June 30,
	2025		2024
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	386,712	$137.44	376,626	$132.04
Granted	136,959	160.38	157,137	133.28
Vested	(120,844)	139.57	(121,806)	116.09
Forfeited	(6,198)	143.94	(15,820)	135.10
Outstanding, end of period	396,629	144.61	396,137	137.31
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	126,211	$140.47	120,504	$132.76
Granted	52,360	178.39	53,336	132.27
Vested	(31,052)	141.58	(41,290)	112.36
Forfeited	(14,369)	152.88	(6,339)	108.06
Outstanding, end of period	133,150	153.78	126,211	140.47

In the first six months of 2025 and 2024, the Company granted market-based awards totaling 23,492 shares and 25,414 shares, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 200% of the shares disclosed for grant year 2025 and from 0% to 150% of the shares disclosed for grant years 2024 and 2023. The amounts reported as forfeited in the table above in 2025 and 2024 of 14,369 shares and 6,339 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2025 and 2024, respectively.

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

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Basic shares used in the calculation of earnings per share	35.9	36.0	35.9	35.9
Dilutive effect of securities:
Employee stock options	0.3	0.1	0.3	0.2
Non-vested stock grants	0.3	0.2	0.4	0.2
Diluted shares used in the calculation of earnings per share	36.5	36.3	36.6	36.3
Per share effect of dilutive securities on income from continuing operations	$(0.07)	$(0.01)	$(0.13)	$(0.04)
Per share effect of dilutive securities on net income	$(0.07)	$(0.01)	$(0.14)	$(0.05)

Diluted earnings per share for both the three and six months ended June 30, 2025 excludes 0.1 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for both the three and six months ended June 30, 2024 excluded 0.4 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2025, the Company repurchased approximately 234,000 shares under this program at an aggregate cost of $38.6 million and had approximately $265 million available for additional repurchases at June 30, 2025.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2025	2024
Gross reserve for losses and LAE, beginning of period	$7,461.2	$7,308.1
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0
Net reserve for losses and LAE, beginning of period	5,631.4	5,513.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,968.7	1,997.6
Prior years	(56.2)	(54.8)
Total incurred losses and LAE	1,912.5	1,942.8
Net payments of losses and LAE in respect of losses occurring in:
Current year	651.9	686.1
Prior years	1,073.5	1,112.4
Total payments	1,725.4	1,798.5
Net reserve for losses and LAE, end of period	5,818.5	5,657.4
Reinsurance recoverable on unpaid losses	1,817.7	1,805.7
Gross reserve for losses and LAE, end of period	$7,636.2	$7,463.1

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $56.2 million and $54.8 million in 2025 and 2024, respectively.

2025

For the six months ended June 30, 2025, net favorable loss and LAE development was $56.2 million. Specialty favorable loss and LAE development of $32.4 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division, driven by general liability-claims made coverage, and Marine division. Core Commercial favorable loss and LAE development of $15.3 million was primarily due to lower than expected catastrophe losses in the commercial multiple peril line of $11.5 million, related to events from accident years 2023 through 2024, including several convective storms across multiple states and Winter Storm Elliot. Additionally, favorable development was due to lower than expected non-catastrophe losses in the workers’ compensation and commercial multiple peril lines, partially offset by higher than expected losses in the commercial automobile line. Within Personal Lines, lower than expected catastrophe and non-catastrophe losses of $8.4 million were driven primarily by homeowners.

2024

For the six months ended June 30, 2024, net favorable loss and LAE development was $54.8 million. Core Commercial favorable loss and LAE development was $29.6 million, primarily due to favorable catastrophe development of $18.3 million, related to events from accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot, hurricane Ian, and hurricane Ida. Additionally, non-catastrophe Core Commercial favorable development was $11.3 million, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Lower than expected property losses of $23.3 million were partially offset by higher than expected losses in certain liability lines of $12.0 million. Specialty favorable development of $21.1 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division general liability-claims made coverage, lower than expected catastrophe losses in the Marine division from several 2021 and 2022 storms and, lower than expected catastrophe and non-catastrophe losses in the Specialty P&C division. Personal Lines net favorable development was $4.1 million, primarily due to lower than expected non-catastrophe losses in the personal automobile line within physical damage coverage, partially offset by higher than expected losses in other personal lines.

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

During the six months ended June 30, 2025, our net income was $285.3 million, compared to $156.0 million for the six months ended June 30, 2024, an improvement of $129.3 million. This favorable change was primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $396.3 million for the six months ended June 30, 2025, compared to $245.1 million for the six months ended June 30, 2024, an improvement of $151.2 million. This increase was primarily due to improvements in current accident year underwriting results, primarily in Personal Lines, as well as lower catastrophe losses, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated frequency trends, particularly in automobile collision and homeowners coverages.

Pre-tax catastrophe losses were $203.1 million for the six months ended June 30, 2025, compared to $244.0 million during the same period of 2024, a decrease of $40.9 million. Catastrophe losses in the first six months of 2025 were primarily due to severe convective storms in the Midwest and, to a lesser extent, the California Palisades and Eaton wildfires. Net favorable development on prior years’ loss reserves was $38.2 million for the six months ended June 30, 2025, compared to $27.8 million for the six months ended June 30, 2024, an increase of $10.4 million.

Core Commercial

Core Commercial includes two businesses, small commercial and middle market, both of which focus on account business, including coverage for commercial multiple peril, commercial automobile, workers’ compensation and other core commercial (commercial umbrella, monoline general liability, claims-made liability, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, human services, manufacturing, retail, and real estate, among others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market, including our diversified portfolio of products, delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with independent agents, enhancing franchise value through selective distribution, distinctive products and coverages, and through continued investment in products for additional industry segmentation.

Net premiums written increased 4.1% in the first six months of 2025, compared to the same period in 2024, primarily due to renewal price increases and improved retention. Operating income before interest expense and income taxes decreased in the first six months of 2025, compared to the same period in 2024, primarily due to higher catastrophe losses and higher current accident year losses, partially offset by higher net investment income. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. We believe that this diverse set of Specialty products, distributed primarily through independent agents, supplemented by select specialists, helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Net premiums written increased 5.0% in the first six months of 2025, compared to the same period in 2024, primarily due to renewal price increases. Operating income before interest expense and income taxes increased in the first six months of 2025 compared to the same period in 2024, primarily due to higher net favorable development on prior year loss reserves, higher net investment income and improvements in current accident year underwriting results. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 3.4% in the first six months of 2025, compared to the same period in 2024, primarily due to increased new business and renewal price increases. Operating income before interest expense and income taxes improved in the first six months of 2025, compared to the same period in 2024, primarily due to lower catastrophe losses and improvements in current accident year underwriting results.

Description of Segments

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other core commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. The “Other” segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance subsidiaries’ employees and agents; and our run-off voluntary assumed property and casualty pools, run-off direct asbestos and environmental, and product liability businesses.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2025 was $157.1 million, compared to $40.5 million for the three months ended June 30, 2024, an improvement of $116.6 million. This increase was due to higher after-tax operating income of $90.6 million, and, to a lesser extent, by an $25.1 million favorable change in after-tax net realized and unrealized investment results. Operating income before interest expense and income taxes was $209.9 million for the three months ended June 30, 2025, compared to $95.4 million for the three months ended June 30, 2024, an increase of $114.5 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results in our Personal Lines and Specialty segments and higher net investment income.

Consolidated net income for the six months ended June 30, 2025 was $285.3 million, compared to $156.0 million for the six months ended June 30, 2024, an improvement of $129.3 million. This increase was due to higher after-tax operating income of $120.5 million. Operating income before interest expense and income taxes was $396.3 million for the six months ended June 30, 2025, compared to $245.1 million for the six months ended June 30, 2024, an increase of $151.2 million. This increase was primarily due to improvements in current accident year underwriting results, primarily in Personal Lines, as well as lower catastrophe losses, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment.

The following table reflects operating income (loss) before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating income (loss) before interest expense and income taxes:
Core Commercial	$83.9	$83.2	$110.7	$154.7
Specialty	71.2	42.6	135.8	101.4
Personal Lines	57.4	(30.4)	151.6	(11.5)
Other	(2.6)	—	(1.8)	0.5
Operating income before interest expense and income taxes	209.9	95.4	396.3	245.1
Interest expense on debt	(8.6)	(8.6)	(17.1)	(17.1)
Operating income before income taxes	201.3	86.8	379.2	228.0
Income tax expense on operating income	(42.6)	(18.7)	(78.7)	(48.0)
Operating income	158.7	68.1	300.5	180.0
Non-operating items:
Net realized and unrealized investment losses	(2.5)	(34.5)	(20.3)	(29.0)
Other non-operating	—	(1.0)	—	(2.4)
Income tax benefit on non-operating items	0.7	7.8	4.9	7.3
Income from continuing operations, net of taxes	156.9	40.4	285.1	155.9
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.2	0.1	0.2	0.1
Net income	$157.1	$40.5	$285.3	$156.0

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and are also presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and loss adjustment expenses (“LAE”) reserve development.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating revenues:
Net premiums written	$1,583.8	$1,521.1	$3,094.6	$2,975.1
Net premiums earned	$1,545.3	$1,473.2	$3,053.8	$2,921.8
Net investment income	105.5	90.4	211.6	180.1
Fees and other income	6.1	7.6	12.5	14.9
Total operating revenues	1,656.9	1,571.2	3,277.9	3,116.8
Losses and operating expenses:
Losses and LAE	957.2	1,007.6	1,912.5	1,942.8
Amortization of deferred acquisition costs	319.0	303.5	632.9	602.5
Other operating expenses	170.8	164.7	336.2	326.4
Total losses and operating expenses	1,447.0	1,475.8	2,881.6	2,871.7
Operating income before interest expense and income taxes	$209.9	$95.4	$396.3	$245.1

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Operating income before interest expense and income taxes was $209.9 million for the three months ended June 30, 2025, compared to $95.4 million for the three months ended June 30, 2024, an improvement of $114.5 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results in Personal Lines and Specialty, and higher net investment income. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated frequency trends, particularly in automobile collision and homeowners coverages. The improved Specialty Lines current accident year underwriting results were primarily due to lower losses in our Specialty P&C, Marine and Professional and Executive lines of business.

Net premiums written increased $62.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in net premiums written was due to renewal price increases and an increase in new business.

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

	Three Months Ended June 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$622.4	$536.0	$554.3	4.1	60.1	32.9	93.0
Specialty	424.4	368.2	355.9	4.1	49.6	36.9	86.5
Personal Lines	705.8	679.6	635.1	11.1	70.5	25.0	95.5
Total	$1,752.6	$1,583.8	$1,545.3	7.0	61.9	30.6	92.5

	Three Months Ended June 30, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$587.0	$513.4	$537.4	3.1	58.4	33.4	91.8
Specialty	409.8	352.1	330.5	6.7	56.4	36.7	93.1
Personal Lines	682.5	655.6	605.3	19.6	83.8	25.3	109.1
Total	$1,679.3	$1,521.1	$1,473.2	10.7	68.4	30.8	99.2

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended June 30,
	2025					2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$56.9	$49.9	$92.8	$—	$199.6	$57.1	$32.8	$56.0	$—	$145.9
Prior year favorable loss and LAE reserve development on non-catastrophe losses	3.0	12.5	2.6	0.1	18.2	2.1	11.3	4.0	—	17.4
Prior year favorable catastrophe development	2.5	1.5	2.0	—	6.0	14.5	5.5	—	—	20.0
Current year catastrophe losses	(25.2)	(16.1)	(72.2)	—	(113.5)	(30.9)	(27.6)	(118.6)	—	(177.1)
Underwriting profit (loss)	37.2	47.8	25.2	0.1	110.3	42.8	22.0	(58.6)	—	6.2
Net investment income	47.7	24.3	30.2	3.3	105.5	41.4	20.5	26.0	2.5	90.4
Fees and other income	1.3	1.1	3.7	—	6.1	1.2	1.8	3.9	0.7	7.6
Other operating expenses	(2.3)	(2.0)	(1.7)	(6.0)	(12.0)	(2.2)	(1.7)	(1.7)	(3.2)	(8.8)
Operating income (loss) before interest expense and income taxes	$83.9	$71.2	$57.4	$(2.6)	$209.9	$83.2	$42.6	$(30.4)	$—	$95.4

Core Commercial

Core Commercial net premiums written were $536.0 million for the three months ended June 30, 2025, compared to $513.4 million for the three months ended June 30, 2024. The $22.6 million increase in net premiums written was primarily driven by renewal price increases.

Core Commercial underwriting profit for the three months ended June 30, 2025 was $37.2 million, compared to $42.8 million for the three months ended June 30, 2024, a decrease of $5.6 million. Catastrophe losses for the three months ended June 30, 2025 were $22.7 million, compared to $16.4 million for the three months ended June 30, 2024, an increase of $6.3 million. Net favorable development on prior years’ loss reserves for the three months ended June 30, 2025 was $3.0 million, compared to $2.1 million for the three months ended June 30, 2024, an increase of $0.9 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $56.9 million for the three months ended June 30, 2025, compared to $57.1 million for the three months ended June 30, 2024.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $368.2 million for the three months ended June 30, 2025, compared to $352.1 million for the three months ended June 30, 2024. The $16.1 million increase in net premiums written was primarily due to renewal price increases.

Specialty underwriting profit for the three months ended June 30, 2025 was $47.8 million, compared to $22.0 million for the three months ended June 30, 2024, an increase of $25.8 million. Catastrophe losses for the three months ended June 30, 2025 were $14.6 million, compared to $22.1 million for the three months ended June 30, 2024, a decrease of $7.5 million. Net favorable development on prior years’ loss reserves for the three months ended June 30, 2025 was $12.5 million, compared to $11.3 million for the three months ended June 30, 2024, an increase of $1.2 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $49.9 million for the three months ended June 30, 2025, compared to $32.8 million for the three months ended June 30, 2024. The $17.1 million increase in underwriting results was primarily driven by lower current accident year losses, primarily in our Specialty P&C, Marine and Professional and Executive lines of business.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $679.6 million for the three months ended June 30, 2025, compared to $655.6 million for the three months ended June 30, 2024. The $24.0 million increase in net premiums written was primarily due to renewal price increases, improving retention, and increased new business, partially offset by fewer policies available to renew year over year from margin recapture actions taken.

Net premiums written in the personal automobile line of business were $389.3 million for the three months ended June 30, 2025, compared to $382.8 million for the three months ended June 30, 2024, an increase of $6.5 million. Personal automobile PIF decreased by 3.6% since June 30, 2024. Net premiums written in the homeowners and other lines of business for the three months ended June 30, 2025 were $290.3 million, compared to $272.8 million for the three months ended June 30, 2024, an increase of $17.5 million. Homeowners PIF decreased by 2.7% since June 30, 2024.

Personal Lines underwriting profit for the three months ended June 30, 2025 was $25.2 million, compared to an underwriting loss of $58.6 million for the three months ended June 30, 2024, an improvement in underwriting results of $83.8 million. Catastrophe losses for the three months ended June 30, 2025 were $70.2 million, compared to $118.6 million for the three months ended June 30, 2024, a decrease of $48.4 million. Net favorable development on prior years’ loss reserves for the three months ended June 30, 2025 was $2.6 million, compared to $4.0 million for the three months ended June 30, 2024, a decrease of $1.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $92.8 million for the three months ended June 30, 2025, compared to $56.0 million for the three months ended June 30, 2024. The $36.8 million increase in underwriting results was primarily due to lower current accident year losses in our homeowners and personal automobile lines and, to a lesser extent, earned premium growth. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated frequency trends, particularly in homeowners and automobile collision coverages.

We have been taking actions to improve financial results and reduce volatility within our Personal Lines segment. These actions include increasing pricing, changing certain policy terms and conditions, and being more selective on new business quoting, where permissible, around certain geographies, driver and vehicle history, and building and roof condition type. We were able to obtain pricing increases of approximately 16% in our homeowners line and approximately 10% in our personal automobile line during the second quarter of 2025 and believe that our ability to obtain pricing increases will continue. Consistent with our expectations, PIF declined in the first six months of 2025, driven by lower renewal business. As a result of our targeted actions in the Midwest, we expect our sequential PIF counts to continue to shrink through the third quarter of 2025, although moderating from the levels we have recently experienced. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors, along with the aforementioned actions, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating loss of $2.6 million for the three months ended June 30, 2025, compared to de minimis for the three months ended June 30, 2024, an unfavorable change of $2.6 million.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating income before interest expense and income taxes was $396.3 million for the six months ended June 30, 2025, compared to $245.1 million for the six months ended June 30, 2024, an improvement of $151.2 million. This increase was primarily due to improvements in current accident year underwriting results, primarily in Personal Lines, as well as lower catastrophe losses, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. Pre-tax catastrophe losses were $203.1 million for the six months ended June 30, 2025 compared to $244.0 million during the same period of 2024, a decrease of $40.9 million. The catastrophe losses in the first six months of 2025 were due to severe convective storms in the Midwest and, to a lesser extent, the California Palisades and Eaton wildfires.

Net premiums written increased $119.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in net premiums written was primarily due to an increase in new business and renewal price increases.

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

	Six Months Ended June 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,315.5	$1,140.6	$1,095.3	6.3	65.0	33.2	98.2
Specialty	848.8	726.5	695.5	4.2	50.1	36.9	87.0
Personal Lines	1,278.2	1,227.5	1,263.0	8.3	67.5	25.1	92.6
Total	$3,442.5	$3,094.6	$3,053.8	6.7	62.6	30.7	93.3

	Six Months Ended June 30, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,247.0	$1,095.8	$1,066.3	3.5	59.5	33.3	92.8
Specialty	818.2	691.9	651.4	4.5	53.6	36.8	90.4
Personal Lines	1,239.9	1,187.4	1,204.1	14.8	79.6	25.4	105.0
Total	$3,305.1	$2,975.1	$2,921.8	8.4	66.5	30.8	97.3

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Six Months Ended June 30,
	2025					2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$81.6	$89.9	$186.6	$—	$358.1	$99.5	$77.6	$106.0	$—	$283.1
Prior year favorable loss and LAE reserve development on non-catastrophe losses	4.3	28.4	5.4	0.1	38.2	11.3	12.4	4.1	—	27.8
Prior year favorable catastrophe development	11.0	4.0	3.0	—	18.0	18.3	8.7	—	—	27.0
Current year catastrophe losses	(79.7)	(33.3)	(108.1)	—	(221.1)	(55.4)	(37.8)	(177.8)	—	(271.0)
Underwriting profit (loss)	17.2	89.0	86.9	0.1	193.2	73.7	60.9	(67.7)	—	66.9
Net investment income	95.7	48.6	60.7	6.6	211.6	82.2	40.8	51.6	5.5	180.1
Fees and other income	2.6	2.4	7.4	0.1	12.5	2.5	3.1	7.9	1.4	14.9
Other operating expenses	(4.8)	(4.2)	(3.4)	(8.6)	(21.0)	(3.7)	(3.4)	(3.3)	(6.4)	(16.8)
Operating income (loss) before interest expense and income taxes	$110.7	$135.8	$151.6	$(1.8)	$396.3	$154.7	$101.4	$(11.5)	$0.5	$245.1

Core Commercial

Core Commercial net premiums written were $1,140.6 million for the six months ended June 30, 2025 compared to $1,095.8 million for the six months ended June 30, 2024. The $44.8 million increase in net premiums written was primarily driven by renewal price increases.

Core Commercial underwriting profit for the six months ended June 30, 2025 was $17.2 million, compared to $73.7 million for the six months ended June 30, 2024, a decrease of $56.5 million. Catastrophe losses for the six months ended June 30, 2025 were $68.7 million, compared to $37.1 million for the six months ended June 30, 2024, an increase of $31.6 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $81.6 million for the six months ended June 30, 2025, compared to $99.5 million for the six months ended June 30, 2024. The $17.9 million decrease in underwriting results was primarily driven by higher current accident year losses in our commercial automobile line of business and, to a lesser extent, in our other core commercial line.

Specialty

Specialty net premiums written were $726.5 million for the six months ended June 30, 2025, compared to $691.9 million for the six months ended June 30, 2024. The $34.6 million increase in net premiums written was primarily due to renewal price increases.

Specialty underwriting profit for the six months ended June 30, 2025 was $89.0 million, compared to $60.9 million for the six months ended June 30, 2024, an increase of $28.1 million. Catastrophe losses for the six months ended June 30, 2025 were $29.3 million, compared to $29.1 million for the six months ended June 30, 2024, an increase of $0.2 million. Net favorable development on prior years’ loss reserves for the six months ended June 30, 2025 was $28.4 million, compared to $12.4 million for the six months ended June 30, 2024, an increase of $16.0 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $89.9 million for the six months ended June 30, 2025, compared to $77.6 million for the six months ended June 30, 2024. The $12.3 million increase in underwriting results was primarily driven by lower current accident year losses, relative to earned premiums, and earned premium growth. The lower current accident year losses were primarily in our Marine and Professional and Executive lines of business.

Personal Lines

Personal Lines net premiums written were $1,227.5 million for the six months ended June 30, 2025, compared to $1,187.4 million for the six months ended June 30, 2024. The $40.1 million increase in net premiums written was primarily due to increased new business and renewal price increases.

Personal Lines underwriting profit for the six months ended June 30, 2025 was $86.9 million, compared to an underwriting loss of $67.7 million for the six months ended June 30, 2024, an improvement in underwriting results of $154.6 million. Catastrophe losses for the six months ended June 30, 2025 were $105.1 million, compared to $177.8 million for the six months ended June 30, 2024, a decrease of $72.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $186.6 million for the six months ended June 30, 2025, compared to $106.0 million for the six months ended June 30, 2024. The $80.6 million increase in underwriting results was primarily due to lower current accident year losses in our personal automobile and homeowners lines. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both personal automobile and homeowners lines, and moderated loss trends, particularly in automobile collision coverages.

Other

Our Other segment had operating loss of $1.8 million for the six months ended June 30, 2025, compared to operating profit of $0.5 million for the six months ended June 30, 2024, an unfavorable change of $2.3 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2025	2024
Gross reserve for losses and LAE, beginning of period	$7,461.2	$7,308.1
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0
Net reserve for losses and LAE, beginning of period	5,631.4	5,513.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,968.7	1,997.6
Prior year non-catastrophe loss development	(38.2)	(27.8)
Prior year catastrophe loss development	(18.0)	(27.0)
Total incurred losses and LAE	1,912.5	1,942.8
Net payments of losses and LAE in respect of losses occurring in:
Current year	651.9	686.1
Prior years	1,073.5	1,112.4
Total payments	1,725.4	1,798.5
Net reserve for losses and LAE, end of period	5,818.5	5,657.4
Reinsurance recoverable on unpaid losses	1,817.7	1,805.7
Gross reserve for losses and LAE, end of period	$7,636.2	$7,463.1

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	June 30,	December 31,
(in millions)	2025	2024
Commercial multiple peril	$1,603.3	$1,563.4
Workers’ compensation	779.0	773.0
Commercial automobile	544.8	523.1
Other core commercial	820.6	753.9
Total Core Commercial	3,747.7	3,613.4
Specialty Property & Casualty	864.4	846.2
Professional and Executive Lines	631.9	610.1
Marine	140.5	134.2
Surety and Other	73.4	85.4
Total Specialty	1,710.2	1,675.9
Personal automobile	1,660.1	1,673.2
Homeowners and Other	488.8	435.8
Total Personal Lines	2,148.9	2,109.0
Total Other	29.4	62.9
Total loss and LAE reserves	$7,636.2	$7,461.2

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella, and monoline property. “Specialty Property & Casualty” includes specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage, and program business. “Professional and Executive Lines” includes management liability, fidelity and crime, professional liability and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off direct asbestos and environmental, and product liability businesses, and, to a lesser extent, our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year favorable development for the periods indicated:

	Six Months Ended June 30,
	2025			2024
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$(4.3)	$(11.0)	$(15.3)	$(11.3)	$(18.3)	$(29.6)
Specialty	(28.4)	(4.0)	(32.4)	(12.4)	(8.7)	(21.1)
Personal Lines	(5.4)	(3.0)	(8.4)	(4.1)	—	(4.1)
Other	(0.1)	—	(0.1)	—	—	—
Total prior year favorable development	$(38.2)	$(18.0)	$(56.2)	$(27.8)	$(27.0)	$(54.8)

It is not possible to know whether the factors that affected loss reserves in the first six months of 2025 will also occur in future periods. We encourage you to read our 2024 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the six months ended June 30, 2025, favorable catastrophe loss development was $18.0 million, primarily due to lower than expected losses related to events from accident years 2023 through 2024, including several convective storms across multiple states, and Winter Storm Elliot. For the six months ended June 30, 2024, favorable catastrophe development was $27.0 million, primarily due to lower than expected losses related to events from accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot, hurricane Ian, and hurricane Ida.

2025 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2025, net favorable loss and LAE development, excluding catastrophes, was $38.2 million. Specialty favorable loss and LAE development of $28.4 million was primarily due to lower than expected losses in our Professional and Executive Lines division, driven by our general liability-claims made coverage, and in our Marine division. Core Commercial favorable loss and LAE development of $4.3 million was primarily due to favorable development in the workers’ compensation and commercial multiple peril lines, partially offset by unfavorable development in the commercial automobile line. Within Personal Lines, lower than expected losses of $5.4 million were driven primarily by homeowners.

2024 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2024, net favorable loss and LAE development, excluding catastrophes, was $27.8 million. Core Commercial favorable loss and LAE development was $11.3 million, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Lower than expected property losses of $23.3 million were partially offset by higher than expected losses in certain liability lines of $12.0 million. Specialty favorable loss and LAE development of $12.4 million was primarily due to lower than expected losses in our Professional and Executive Lines division general liability-claims made coverage and, to a lesser extent, lower than expected losses in our surety line. Personal Lines favorable development was primarily due to lower than expected losses of $4.1 million, primarily in our personal automobile line, partially offset by higher than expected losses in other personal lines coverages.

Asbestos and Environmental Reserves

As of June 30, 2025, we had $11.7 million of net asbestos and environmental reserves, comprised of $9.4 million of direct reserves and $2.3 million of assumed reinsurance pool reserves. This compares to net reserves of $10.9 million at December 31, 2024, comprised of $8.7 million of direct reserves and $2.2 million of assumed reinsurance pool reserves.

As of June 30, 2025, we had $2.3 million of gross loss and LAE reserves for our assumed reinsurance pool business compared to $29.9 million in December 31, 2024. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves was related to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool for our ECRA claim liability participations, which were written during the period 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. In 2021, we entered into a 100% reinsurance agreement with a third-party reinsurer for our ECRA claim liability participations. During the three months ended June 30, 2025, we completed an insurance business transfer of our ECRA liabilities to a third-party insurer pursuant to Oklahoma law, which novation has fully relieved us of our obligations to ECRA policyholders. This transaction had no significant impact on our results of operations for the six months ended June 30, 2025.

Reinsurance

We discuss our catastrophe reinsurance coverage in the Reinsurance section of Part I – Item 1 – Business of our 2024 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to our catastrophe reinsurance coverage from that reported in our 2024 Annual Report on Form 10-K.

2025 Reinsurance Program – The core property catastrophe occurrence excess of loss reinsurance program has been enhanced to provide coverage up to $1.9 billion, while maintaining a $200 million retention, with no co-participation. Similarly, coverage has been expanded for Northeast named storm events up to $2.05 billion, while also maintaining a $200 million retention, with no co-participation. A portion of the coverage is secured through reinsurance agreements supported by catastrophe bonds, as described in further detail below.

Catastrophe Bonds – We have catastrophe protection through per occurrence excess of loss reinsurance agreements with Commonwealth Re Ltd. (“Commonwealth Re”), an independent company, licensed as a Special Purpose Insurer in Bermuda. Under an additional agreement effective July 1, 2025 (“2025 Agreement”), coverage includes all fifty states of the U.S. and the District of Columbia for catastrophe losses from named tropical storms or hurricanes, including all events or perils directly resulting from such storm or storm system, which may include, by way of example and not limitation, hurricane, wind, gusts, typhoon, hail, rain, tornadoes, cyclones, ensuing flood, storm surge, water damage, fire following, sprinkler leakage, collapse, ensuing riots and ensuing vandalism. Additional coverage under the 2025 Agreement includes earthquake, severe thunderstorms, winter storms and wildfire. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.

In connection with this reinsurance agreement, Commonwealth Re issued notes (generally referred to as “catastrophe bonds”) to unrelated investors. The proceeds have been deposited in a reinsurance trust account.

The 2025 Agreement provides us with coverage of up to $200.0 million through June 30, 2028. For events up to and including June 30, 2028, we are entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.1 billion. The $200.0 million coverage amount is available for 100% of the covered losses, until such losses reach a maximum level of $1.3 billion. The attachment level, the maximum level (or exhaustion level) and percentage of coverage under this agreement may be reset annually to adjust the expected loss of the layer within a predetermined range.

Pursuant to the terms of the reinsurance agreement with Commonwealth Re effective July 1, 2023, (“2023 Agreement”), beginning July 1, 2025, we reset the exhaustion level and percentage of coverage within the layer. For the period from July 1, 2025 through and including June 30, 2026, we will be entitled to recover amounts under the 2023 Agreement for covered losses in the covered area for a single occurrence. The $150.0 million coverage amount is available for 100% of the covered losses, until such losses reach a maximum level of $1.95 billion for the first event that reaches that level of loss. Prior to the reset, the $150.0 million coverage was available for 50% of the covered losses between $1.1 billion and $1.4 billion.

A reinsurance agreement with Commonwealth Re effective July 1, 2022 expired on June 30, 2025 without any incurred losses that resulted in a recovery under this agreement.

See the “Reinsurance – Catastrophe Bonds” section of “Part I – Item 1 – Business” in our 2024 Annual Report on Form 10-K for more details, including a discussion of the structure of and accounting for Commonwealth Re.

Reinsurance Recoverables

Reinsurance recoverables were $1,978.8 million and $1,994.5 million at June 30, 2025 and December 31, 2024, respectively, of which $59.9 million and $74.2 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $32.4 million and $39.3 million at June 30, 2025 and December 31, 2024, respectively, and billable non-MCCA reinsurance recoverables totaled $27.5 million and $34.9 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 there were $0.2 million of billed balances outstanding greater than 90 days. At December 31, 2024, there were $0.8 million of billed balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Fixed maturities	$98.4	$76.5	$191.7	$152.2
Limited partnerships	3.5	1.4	11.0	10.6
Mortgage loans	3.0	3.9	5.9	7.6
Equity securities	0.9	0.8	1.8	1.6
Other investments	3.4	11.5	8.7	15.3
Investment expenses	(3.7)	(3.7)	(7.5)	(7.2)
Net investment income	$105.5	$90.4	$211.6	$180.1
Earned yield, fixed maturities	4.24%	3.53%	4.16%	3.53%
Earned yield, total portfolio	4.11%	3.73%	4.12%	3.72%

The increase in net investment income for both the three and six months ended June 30, 2025 was primarily due to the impact of reinvesting at higher interest rates and the continued investment of operational cashflows, partially offset by lower income from other short-term investments.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2025		December 31, 2024
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$9,078.9	89.1%	$8,542.2	86.8%
Limited partnerships and other investments	424.6	4.2	405.0	4.1
Mortgage and other loans	265.8	2.6	304.9	3.1
Equity securities, at fair value	172.0	1.7	157.7	1.6
Cash and cash equivalents	244.1	2.4	435.5	4.4
Total cash and investments	$10,185.4	100.0%	$9,845.3	100.0%

Cash and Investments

Total cash and investments increased $340.1 million, or 3.5%, for the six months ended June 30, 2025 as compared to December 31, 2024. The increase was primarily due to net market value appreciation and continued investment of cashflows from operations, partially offset by the funding of financing activities, including our dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2025
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$527.3	$484.8	$(42.5)	$15.9
Foreign governments	BB	2.4	2.6	0.2	0.1
Municipals:
Taxable	AA	917.4	834.9	(82.5)	25.5
Tax-exempt	AA	23.5	23.2	(0.3)	(0.6)
Corporates	BBB+	4,077.7	4,038.6	(39.1)	107.9
Asset-backed:
Residential mortgage-backed	AA+	2,630.1	2,520.4	(109.7)	43.8
Commercial mortgage-backed	AA+	425.4	397.7	(27.7)	14.3
Other asset-backed	AAA	774.1	776.7	2.6	3.4
Total fixed maturities	A+	$9,377.9	$9,078.9	$(299.0)	$210.3

The improvement in net unrealized losses on fixed maturities was primarily due to lower interest rates and, to a lesser extent, changes in credit spreads.

Amortized cost and fair value by rating category were as follows:

		June 30, 2025			December 31, 2024
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$7,366.9	$7,098.4	78.2%	$7,000.1	$6,577.8	77.0%
2	Baa	1,557.9	1,521.7	16.8	1,623.5	1,535.3	18.0
3	Ba	233.5	238.6	2.6	221.7	222.5	2.6
4	B	189.2	191.7	2.1	180.3	182.4	2.1
5	Caa and lower	26.5	25.7	0.3	20.5	19.6	0.2
6	In or near default	3.9	2.8	—	5.4	4.6	0.1
Total fixed maturities		$9,377.9	$9,078.9	100.0%	$9,051.5	$8,542.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at June 30, 2025 and December 31, 2024. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

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

The duration of our fixed maturity portfolio was as follows:

	June 30, 2025			December 31, 2024
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,697.7	$1,701.6	18.8%	$1,590.6	$1,587.6	18.6%
2-4 years	2,234.2	2,227.7	24.5	2,172.8	2,130.5	24.9
4-6 years	2,465.6	2,336.7	25.7	2,376.9	2,175.1	25.5
6-8 years	2,619.2	2,495.7	27.5	2,557.0	2,346.3	27.5
8-10 years	219.9	206.1	2.3	219.1	201.2	2.3
10+ years	141.3	111.1	1.2	135.1	101.5	1.2
Total fixed maturities	$9,377.9	$9,078.9	100.0%	$9,051.5	$8,542.2	100.0%
Weighted average duration		4.4			4.4

Our fixed maturity and equity securities are carried at fair value. Financial instruments, whose values were determined using significant management judgment or estimation, constituted less than 1% of the total assets we measured at fair value. See also Note 4 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

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

Impairments (Recoveries)

For both the three and six months ended June 30, 2025, we recognized net impairments of $2.9 million, consisting primarily of $2.6 million and $2.7 million on mortgage loans, respectively. For the three and six months ended June 30, 2024, we recognized net impairments of $5.2 million and $4.9 million, respectively, both consisting primarily of $3.6 million on mortgage loans and $1.7 million on intent to sell fixed maturities.

At June 30, 2025 and December 31, 2024, the allowance for credit losses on mortgage loans was $8.0 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $0.4 million and $0.6 million, respectively.

The carrying value of fixed maturity securities on non-accrual status was not material, and there were no mortgage loans on non-accrual status, at June 30, 2025. We held no fixed maturity securities or mortgage loans on non-accrual status at December 31, 2024. The carrying value of fixed maturity securities on non-accrual status at June 30, 2024 was $14.8 million. At June 30, 2024, a mortgage loan with a carrying value of $5.5 million was also on non-accrual status. The effects on income of non-accruals for fixed maturity securities and mortgage loans for the six months ended June 30, 2025 and June 30, 2024, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities and mortgage loans, were not material. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at June 30, 2025 were $370.8 million, an improvement of $160.3 million compared to December 31, 2024. This improvement was primarily due to lower interest rates and, to a lesser extent, changes in credit spreads. At June 30, 2025, gross unrealized losses consisted primarily of $122.6 million on residential mortgage-backed securities, $88.9 million on corporate fixed maturities, $85.1 million on municipals and $44.7 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	June 30, 2025	December 31, 2024
Due in one year or less	$0.7	$2.0
Due after one year through five years	46.2	55.1
Due after five years through ten years	140.6	235.0
Due after ten years	31.2	37.3
	218.7	329.4
Mortgage-backed and other asset-backed securities	152.1	201.7
Total fixed maturities	$370.8	$531.1

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

The U.S. economy continued to expand at a solid pace during the second quarter of 2025, reflecting a stable labor market and moderating inflation. However, heightened geopolitical risks, including those driven by tariffs, continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although a rigorous credit analysis of our fixed income investments is performed, it is difficult to identify with specificity which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2025
Net realized and unrealized investment gains (losses)	$(1.7)	$(0.9)	$(1.1)	$1.2	$—	$(2.5)
Discontinued life businesses	—	—	—	—	0.2	0.2

2024
Net realized and unrealized investment losses	$(16.1)	$(8.0)	$(10.1)	$(0.3)	$—	$(34.5)
Other non-operating	—	—	—	(1.0)	—	(1.0)
Discontinued life businesses	—	—	—	—	0.1	0.1

	Six Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2025
Net realized and unrealized investment gains (losses)	$(9.7)	$(4.9)	$(6.3)	$0.6	$—	$(20.3)
Discontinued life businesses	—	—	—	—	0.2	0.2

2024
Net realized and unrealized investment losses	$(13.5)	$(6.7)	$(8.5)	$(0.3)	$—	$(29.0)
Other non-operating	—	—	—	(2.4)	—	(2.4)
Discontinued life businesses	—	—	—	—	0.1	0.1

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

Net realized and unrealized investment losses were $2.5 million for the three months ended June 30, 2025, compared to net realized and unrealized investment losses of $34.5 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, net realized and unrealized investment losses were primarily due to $4.6 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, and, to a lesser extent, from impairment losses on investments, partially offset by changes in the fair value of equity securities. For the three months ended June 30, 2024, net realized and unrealized investment losses were primarily due to $30.4 million of net realized losses from sales of investments, and to a lesser extent, from impairment losses on investments, partially offset by changes in the fair value of equity securities.

Net realized and unrealized investment losses were $20.3 million for the six months ended June 30, 2025, compared to net realized and unrealized investment losses of $29.0 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, net realized and unrealized investment losses were primarily due to $23.4 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities. For the six months ended June 30, 2024, net realized and unrealized investment losses were primarily due to $31.7 million of net realized losses from sales of investments, primarily fixed maturities, and, to a lesser extent, from impairment losses on investments.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The provision for income taxes from continuing operations was an expense of $41.9 million and $10.9 million for the three months ended June 30, 2025 and 2024, respectively. These amounts resulted in consolidated effective tax rates of 21.1% and 21.2% on pre-tax income for the three months ended June 30, 2025 and 2024, respectively. These provisions include excess tax benefits, primarily related to stock-based compensation, of $0.7 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $42.6 million, or 21.4%, and $11.1 million, or 21.6%, for the three months ended June 30, 2025 and 2024, respectively.

The income tax provision on operating results was an expense of $42.6 million and $18.7 million for the three months ended June 30, 2025 and 2024, respectively. These provisions resulted in effective tax rates on operating income of 21.2% and 21.5% for the three months ended June 30, 2025 and 2024, respectively. These provisions reflect excess tax benefits primarily related to stock-based compensation. Absent these items, the provision for income taxes would have been an expense of $43.1 million, or 21.4%, and $18.8 million, or 21.7%, for the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The provision for income taxes from continuing operations was an expense of $73.8 million and $40.7 million for the six months ended June 30, 2025 and 2024, respectively. These amounts resulted in consolidated effective tax rates of 20.6% and 20.7% on pre-tax income for the six months ended June 30, 2025 and 2024, respectively. These provisions include excess tax benefits, primarily related to stock-based compensation, of $3.1 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $76.9 million, or 21.4%, and $42.5 million, or 21.6%, for the six months ended June 30, 2025 and 2024, respectively.

The income tax provision on operating results was an expense of $78.7 million and $48.0 million for the six months ended June 30, 2025 and 2024, respectively. These provisions resulted in effective tax rates on operating income of 20.8% and 21.1% for the six months ended June 30, 2025 and 2024, respectively. These provisions reflect excess tax benefits, primarily related to stock-based compensation. Absent these items, the provision for income taxes would have been an expense of $81.2 million, or 21.4%, and $49.2 million, or 21.6%, for the six months ended June 30, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted in the U.S. which, among other things, changes certain provisions in the U.S. Tax Code. These changes will primarily impact the timing of our tax deductions; however, we do not expect these provisions to have a material impact on our financial position or results of operations.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2024 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2024 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	June 30,	December 31,
(in millions)	2025	2024
Total Statutory Capital and Surplus	$3,097.0	$2,971.7

The statutory capital and surplus for our insurance subsidiaries increased $125.3 million during the first six months of 2025. This increase was primarily due to operating profits, partially offset by the payment of a $150.0 million dividend to its parent company and, to a lesser extent, net realized and unrealized investment losses.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first six months of 2025, Hanover Insurance paid $150.0 million in dividends, which were provided to the holding company.

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

Net cash provided by operating activities was $245.5 million during the first six months of 2025, as compared to $198.2 million during the first six months of 2024, an increase of $47.3 million. The increase in cash provided was due to an increase in premiums received during the first six months of 2025 compared to the same period in 2024, and lower loss and LAE payments.

Net cash used in investing activities was $334.4 million during the first six months of 2025, as compared to $108.8 million during the first six months of 2024. During the first six months of 2025 and 2024 cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $102.8 million during the first six months of 2025, as compared to $64.0 million during the first six months of 2024. During the first six months of 2025, cash used in financing activities primarily resulted from two quarterly dividend payments to our shareholders and, to a lesser extent, from repurchases of common stock through the open market. During the first six months of 2024, cash used in financing activities primarily resulted from two quarterly dividend payments to our shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2025, as declared by the Board, we paid two quarterly dividends to shareholders, each for $0.90 per share and totaling $64.7 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At June 30, 2025, THG, as a holding company, held approximately $338.8 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, and certain costs associated with benefits due to our former life insurance subsidiaries’ employees and agents. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2025, we repurchased approximately 234,000 shares, at an aggregate cost of $38.6 million. As of June 30, 2025, we had repurchased approximately 8.3 million shares under this $1.3 billion program and had approximately $265 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At June 30, 2025, we had access to borrowing capacity of $317.5 million. There were no outstanding borrowings under this short-term facility at June 30, 2025; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. During the first six months of 2025, we had no borrowings under this credit agreement.

At June 30, 2025, we were in compliance with the covenants of our debt and credit agreements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 12 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the first six months of 2025 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
limitations on the ability to adjust claims or the availability of sufficient information to accurately estimate a loss at a point in time and the limitations and assumptions used to model property and casualty losses in general;
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
•
operating difficulties and other unintended consequences from the introduction of new products and related technology changes and applications, including the use of pricing models and artificial intelligence, as well as new operating models, particularly as business processes become increasingly more digital;

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
•
risks and uncertainties regarding our operations and technology, including our internal and external information systems, such as cloud-based data information storage or network systems, information security, cyber risks, artificial intelligence, remote working capabilities, and/or outsourcing relationships and third-party operations and data security, as a result of cyber incidents or otherwise, that may negatively impact our ability to conduct business;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2025 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
April 1 - 30, 2025	113,437	$160.29	112,850	$274
May 1 - 31, 2025	32,674	167.54	32,508	269
June 1 - 30, 2025	24,154	169.69	24,154	265
Total	170,265	$163.01	169,512	$265

(1)
Includes 587 shares and 166 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended April 30, and May 31, 2025.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 12, 2025, Dennis F. Kerrigan, the Company’s Executive Vice President and Chief Legal Officer, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). His 10b5-1 trading plan provides for the exercise, and subsequent sale, of options to purchase an aggregate of 14,917 shares of the Company’s common stock. The 10b5-1 trading plan expires on May 11, 2026, or upon an earlier date if and when all the options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in his 10b5-1 trading plan.

No other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2025.

ITEM 6 – EXHIBITS

EX – 10.1+	Description of 2025 – 2026 Non-Employee Director Compensation

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (embedded within EX – 101).
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

July 31, 2025	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

July 31, 2025	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer