Form 10-Q
period 2025-09-30
HANOVER INSURANCE GROUP, INC.
filed 2025-10-30
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock was 35,583,964 as of October 28, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Premiums	$1,550.7	$1,479.2	$4,604.5	$4,401.0
Net investment income	117.0	91.8	328.6	271.9
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(20.3)	(23.5)	(43.7)	(55.2)
Net change in fair value of equity securities and other	11.4	11.7	17.4	19.3
Impairments on investments:
Credit-related impairments	—	(0.1)	(2.5)	(3.3)
Losses on intent to sell securities	(0.1)	(0.5)	(0.5)	(2.2)
	(0.1)	(0.6)	(3.0)	(5.5)
Total net realized and unrealized investment losses	(9.0)	(12.4)	(29.3)	(41.4)
Fees and other income	6.3	6.7	18.8	21.6
Total revenues	1,665.0	1,565.3	4,922.6	4,653.1
Losses and expenses
Losses and loss adjustment expenses	927.1	954.0	2,839.6	2,896.8
Amortization of deferred acquisition costs	324.9	307.8	957.8	910.3
Interest expense	11.6	8.5	28.7	25.6
Other operating expenses	174.3	165.3	510.5	494.1
Total losses and expenses	1,437.9	1,435.6	4,336.6	4,326.8
Income from continuing operations before income taxes	227.1	129.7	586.0	326.3
Income tax expense (benefit):
Current	35.5	36.7	111.9	82.4
Deferred	13.0	(9.1)	10.4	(14.1)
Total income tax expense	48.5	27.6	122.3	68.3
Income from continuing operations	178.6	102.1	463.7	258.0
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.1	—	0.3	0.1
Net income	$178.7	$102.1	$464.0	$258.1
Earnings per common share:
Basic:
Income from continuing operations	$4.99	$2.84	$12.92	$7.18
Discontinued operations (net of taxes):
Income from discontinued life businesses	—	—	0.01	—
Net income per share	$4.99	$2.84	$12.93	$7.18
Weighted average shares outstanding	35.8	36.0	35.9	35.9
Diluted:
Income from continuing operations	$4.90	$2.80	$12.70	$7.09
Discontinued operations (net of taxes):
Income from discontinued life businesses	—	—	—	0.01
Net income per share	$4.90	$2.80	$12.70	$7.10
Weighted average shares outstanding	36.4	36.5	36.5	36.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Net income	$178.7	$102.1	$464.0	$258.1
Other comprehensive income, net of tax:
Available-for-sale securities:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	88.3	242.4	255.8	212.3
Having credit losses recognized in the Consolidated Statements of Income	0.1	0.6	0.1	2.6
Total available-for-sale securities	88.4	243.0	255.9	214.9
Pension and postretirement benefits:
Net change in net actuarial loss	1.3	1.4	4.0	4.1
Long-duration insurance contracts:
Net change in market risk	(0.8)	(3.1)	(1.9)	(1.3)
Total other comprehensive income, net of tax	88.9	241.3	258.0	217.7
Comprehensive income	$267.6	$343.4	$722.0	$475.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2025	2024
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $9,686.9 and $9,051.5)	$9,498.6	$8,542.2
Equity securities, at fair value	183.2	157.7
Other investments	685.6	709.9
Total investments	10,367.4	9,409.8
Cash and cash equivalents	915.7	435.5
Accrued investment income	72.8	69.8
Premiums and accounts receivable, net	1,931.6	1,800.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,974.8	1,994.5
Deferred acquisition costs	708.3	662.8
Deferred income tax asset	94.1	174.2
Goodwill	178.8	178.8
Other assets	439.2	462.6
Assets of discontinued businesses	91.5	85.7
Total assets	$16,774.2	$15,274.5
Liabilities
Loss and loss adjustment expense reserves	$7,706.5	$7,461.2
Unearned premiums	3,508.5	3,283.3
Expenses and taxes payable	702.5	757.8
Reinsurance premiums payable	41.7	37.7
Short-term debt	436.8	61.8
Long-term debt	843.0	722.3
Liabilities of discontinued businesses	108.9	108.6
Total liabilities	13,347.9	12,432.7
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,004.6	1,973.6
Accumulated other comprehensive loss	(198.3)	(456.3)
Retained earnings	3,577.3	3,209.6
Treasury stock at cost (24.8 and 24.6 million shares)	(1,957.9)	(1,885.7)
Total shareholders’ equity	3,426.3	2,841.8
Total liabilities and shareholders’ equity	$16,774.2	$15,274.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,993.9	1,951.9	1,973.6	1,939.2
Employee and director stock-based awards and other	10.7	11.0	31.0	23.7
Balance at end of period	2,004.6	1,962.9	2,004.6	1,962.9
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(236.0)	(490.9)	(403.5)	(462.8)
Net appreciation on available-for-sale securities	88.4	243.0	255.9	214.9
Balance at end of period	(147.6)	(247.9)	(147.6)	(247.9)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(52.5)	(52.1)	(55.2)	(54.8)
Net amount recognized as net periodic benefit cost	1.3	1.4	4.0	4.1
Balance at end of period	(51.2)	(50.7)	(51.2)	(50.7)
Long Duration Insurance Contracts:
Balance at beginning of period	1.3	2.2	2.4	0.4
Net change in market risk	(0.8)	(3.1)	(1.9)	(1.3)
Balance at end of period	0.5	(0.9)	0.5	(0.9)
Total accumulated other comprehensive loss	(198.3)	(299.5)	(198.3)	(299.5)
Retained Earnings
Balance at beginning of period	3,431.2	3,003.4	3,209.6	2,909.4
Cumulative effect of accounting change, net of taxes	—	—	1.9	—
Balance at beginning of period, as adjusted	3,431.2	3,003.4	3,211.5	2,909.4
Net income	178.7	102.1	464.0	258.1
Dividends to shareholders	(32.6)	(31.0)	(98.2)	(93.0)
Balance at end of period	3,577.3	3,074.5	3,577.3	3,074.5
Treasury Stock
Balance at beginning of period	(1,922.2)	(1,862.9)	(1,885.7)	(1,866.4)
Shares purchased at cost	(36.3)	—	(74.9)	—
Net shares reissued at cost under employee stock-based compensation plans	0.6	2.1	2.7	5.6
Balance at end of period	(1,957.9)	(1,860.8)	(1,957.9)	(1,860.8)
Total shareholders’ equity	$3,426.3	$2,877.7	$3,426.3	$2,877.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Cash Flows From Operating Activities
Net income	$464.0	$258.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses	29.8	41.7
Net amortization and depreciation	(3.3)	2.1
Stock-based compensation expense	27.8	23.5
Amortization of defined benefit plan costs	5.0	5.1
Deferred income tax expense (benefit)	10.4	(14.3)
Change in deferred acquisition costs	(45.5)	(42.1)
Change in premiums receivable, net of reinsurance premiums payable	(126.8)	(189.2)
Change in loss, loss adjustment expense and unearned premium reserves	468.6	353.8
Change in reinsurance recoverable	19.6	95.2
Change in expenses and taxes payable	(70.7)	(13.7)
Other, net	21.0	72.7
Net cash provided by operating activities	799.9	592.9
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	2,162.8	1,750.3
Proceeds from disposals of equity securities and other investments	72.8	61.3
Purchase of fixed maturities	(2,807.2)	(2,137.1)
Purchase of equity securities and other investments	(64.5)	(58.1)
Capital expenditures	(6.5)	(7.2)
Net cash used in investing activities	(642.6)	(390.8)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	13.7	11.5
Proceeds from issuance of debt, net	495.0	—
Dividends paid to shareholders	(96.9)	(91.7)
Repurchases of common stock	(74.6)	—
Other financing activities	(12.4)	(10.5)
Net cash provided by (used in) financing activities	324.8	(90.7)
Net change in cash and cash equivalents	482.1	111.4
Net change in cash related to discontinued operations	(1.9)	(0.4)
Cash and cash equivalents, beginning of period	435.5	316.1
Cash and cash equivalents, end of period	$915.7	$427.1

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company and Citizens Insurance Company of America, THG’s principal property and casualty companies, and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several reporting segments discussed in Note 9 – “Segment Information.” All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2025.

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

Recently Issued Standards

In September 2025, the FASB issued ASC Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This Update eliminates the traditional three-stage sequential software development model (preliminary, application development, and post-implementation) and instead requires capitalization to begin once management has authorized and commits funding to each software project, and completion of the software for its intended use is probable. The guidance states that the “probable-to-complete” recognition threshold is not met until significant development uncertainty has been resolved. Additionally, disclosure requirements for internal-use software have been updated to align with those for property, plant, and equipment under ASC 360-10, Property, Plant and Equipment - Overall, regardless of whether the software is classified as intangible or tangible. This Update is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance may be implemented either on a prospective, modified, or retrospective basis. The Company is currently assessing the impact of this guidance to its financial position and results of operations.

In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This Update requires entities to disclose, at each interim and annual reporting period, specified information about certain costs and expenses in the notes to financial statements. Entities must disclose the amounts, in a tabular format, of relevant expense captions presented on the face of the income statement within continuing operations that contain expenses associated with employee compensation, depreciation, and intangible asset amortization. Additionally, the Update requires qualitative disclosure of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the disclosure of total selling expenses, among other items. This Update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods, as clarified in ASC Update No. 2025-01, beginning after December 15, 2027, with early adoption permitted. This guidance may be implemented either on a prospective or retrospective basis. The Company does not expect implementation of this guidance to have a material effect on its financial position or results of operations, as the Update is disclosure related.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2025
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$500.1	$—	$500.1	$2.3	$41.0	$461.4
Foreign governments	2.5	—	2.5	0.2	—	2.7
Municipals	898.7	—	898.7	3.8	72.2	830.3
Corporates	4,267.0	(0.2)	4,266.8	71.2	65.1	4,272.9
Residential mortgage-backed	2,620.1	—	2,620.1	27.7	98.7	2,549.1
Commercial mortgage-backed	442.9	—	442.9	0.8	22.8	420.9
Other asset-backed	955.8	—	955.8	6.3	0.8	961.3
Total fixed maturities	$9,687.1	$(0.2)	$9,686.9	$112.3	$300.6	$9,498.6

	December 31, 2024
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$552.6	$—	$552.6	$0.4	$58.8	$494.2
Foreign governments	1.8	—	1.8	0.1	—	1.9
Municipals	1,001.5	—	1,001.5	1.5	109.2	893.8
Corporates	3,953.5	(0.6)	3,952.9	14.4	161.4	3,805.9
Residential mortgage-backed	2,277.6	—	2,277.6	2.8	156.3	2,124.1
Commercial mortgage-backed	564.2	—	564.2	0.1	42.1	522.2
Other asset-backed	700.9	—	700.9	2.5	3.3	700.1
Total fixed maturities	$9,052.1	$(0.6)	$9,051.5	$21.8	$531.1	$8,542.2

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At September 30, 2025 and December 31, 2024, fixed maturities with fair values of $333.4 million and $130.9 million, respectively, were held as collateral for the Federal Home Loan Bank (“FHLB”) collateralized borrowing program. Additionally, the Company deposits funds with various state governmental authorities and trustees. For a discussion of the Company’s deposits with these state governmental authorities and trustees, see Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	September 30, 2025
	Amortized Cost,
	Net of Allowance	Fair
(in millions)	for Credit Losses	Value
Due in one year or less	$194.7	$194.5
Due after one year through five years	2,219.8	2,214.6
Due after five years through ten years	2,912.0	2,839.9
Due after ten years	341.6	318.3
	5,668.1	5,567.3
Mortgage-backed and other asset-backed securities	4,018.8	3,931.3
Total fixed maturities	$9,686.9	$9,498.6

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2025 and December 31, 2024, including the length of time the securities have been in an unrealized loss position:

	September 30, 2025
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.0	$107.3	$39.0	$231.3	$41.0	$338.6
Municipals	0.2	40.8	72.0	583.3	72.2	624.1
Corporates	1.1	413.5	59.3	822.7	60.4	1,236.2
Residential mortgage-backed	0.9	193.8	97.8	597.2	98.7	791.0
Commercial mortgage-backed	1.0	20.6	20.9	290.5	21.9	311.1
Other asset-backed	0.6	95.5	0.2	47.1	0.8	142.6
Total investment grade	5.8	871.5	289.2	2,572.1	295.0	3,443.6
Below investment grade:
Corporates	1.3	52.3	3.4	41.8	4.7	94.1
Commercial mortgage-backed	—	—	0.9	5.0	0.9	5.0
Other asset-backed	—	2.5	—	—	—	2.5
Total below investment grade	1.3	54.8	4.3	46.8	5.6	101.6
Total fixed maturities	$7.1	$926.3	$293.5	$2,618.9	$300.6	$3,545.2

	December 31, 2024
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.8	$194.4	$51.0	$240.8	$58.8	$435.2
Municipals	3.0	132.5	106.2	680.9	109.2	813.4
Corporates	22.8	1,360.3	132.0	1,523.3	154.8	2,883.6
Residential mortgage-backed	16.5	896.8	139.8	747.2	156.3	1,644.0
Commercial mortgage-backed	0.7	23.7	41.4	485.4	42.1	509.1
Other asset-backed	2.5	181.4	0.8	78.5	3.3	259.9
Total investment grade	53.3	2,789.1	471.2	3,756.1	524.5	6,545.2
Below investment grade:
Foreign governments	—	0.1	—	—	—	0.1
Corporates	1.3	70.8	5.3	49.8	6.6	120.6
Commercial mortgage-backed	—	—	—	0.8	—	0.8
Total below investment grade	1.3	70.9	5.3	50.6	6.6	121.5
Total fixed maturities	$54.6	$2,860.0	$476.5	$3,806.7	$531.1	$6,666.7

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Proceeds from sales	$358.4	$479.5	$1,260.4	$1,145.9
Gross gains	0.4	0.5	1.7	2.4
Gross losses	21.6	25.8	46.8	60.1

D. Impairments

For the three months ended September 30, 2025 and 2024, impairments were not material. For the nine months ended September 30, 2025, the Company recognized net impairment losses of $3.0 million, primarily related to mortgage loans. For the nine months ended September 30, 2024, the Company recognized net impairment losses of $5.5 million, consisting of $4.0 million on mortgage loans and $1.5 million on fixed maturities.

At September 30, 2025 and December 31, 2024, the allowance for credit losses on mortgage loans was $8.2 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale debt securities was not material.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Allowance for credit losses as of the beginning of the period	$8.0	$8.6	$5.7	$10.0
Additional credit losses on investments for which an allowance was previously recognized	0.3	0.2	2.9	2.1
Reductions for writedowns	—	—	—	(3.0)
Reductions for disposals	(0.1)	(1.3)	(0.4)	(1.6)
Allowance for credit losses as of the end of the period	$8.2	$7.5	$8.2	$7.5

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

E. Equity securities

Pre-tax net realized and unrealized gains on equity securities recognized in income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net realized and unrealized gains on equity securities recognized in income:
On securities still held	$11.2	$11.7	$16.1	$19.3
On securities sold during the period	—	—	0.6	—
Total net realized and unrealized gains on equity securities recognized in income	$11.2	$11.7	$16.7	$19.3

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$9,498.6	$9,498.6	$8,542.2	$8,542.2
Fair Value through Net Income:
Equity securities	183.2	183.2	157.7	157.7
Other investments	90.6	90.6	86.9	86.9
Amortized Cost/Cost:
Other investments	293.3	283.6	343.7	324.2
Cash and cash equivalents	915.7	915.7	435.5	435.5
Total financial instruments	$10,981.4	$10,971.7	$9,566.0	$9,546.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$1,279.8	$1,264.5	$784.1	$744.4

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first nine months of 2025 and 2024, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$461.4	$338.9	$122.5	$—
Foreign governments	2.7	—	2.7	—
Municipals	830.3	—	822.8	7.5
Corporates	4,272.9	—	4,272.9	—
Residential mortgage-backed, U.S. agency backed	1,994.4	—	1,994.4	—
Residential mortgage-backed, non-agency	554.7	—	554.7	—
Commercial mortgage-backed	420.9	—	415.9	5.0
Other asset-backed	961.3	—	961.3	—
Total fixed maturities	9,498.6	338.9	9,147.2	12.5
Equity securities	183.2	161.2	—	22.0
Other investments	17.9	—	14.0	3.9
Total investment assets at fair value	$9,699.7	$500.1	$9,161.2	$38.4

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$494.2	$363.9	$130.3	$—
Foreign governments	1.9	—	1.9	—
Municipals	893.8	—	886.2	7.6
Corporates	3,805.9	—	3,805.9	—
Residential mortgage-backed, U.S. agency backed	1,790.7	—	1,790.7	—
Residential mortgage-backed, non-agency	333.4	—	333.4	—
Commercial mortgage-backed	522.2	—	516.3	5.9
Other asset-backed	700.1	—	700.1	—
Total fixed maturities	8,542.2	363.9	8,164.8	13.5
Equity securities	157.7	136.9	—	20.8
Other investments	3.9	—	—	3.9
Total investment assets at fair value	$8,703.8	$500.8	$8,164.8	$38.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2025 and December 31, 2024, the fair values of these investments were $72.7 million and $83.0 million, respectively, approximately 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$915.7	$915.7	$—	$—
Other investments	283.6	—	6.1	277.5
Total financial instruments	$1,199.3	$915.7	$6.1	$277.5

Liabilities:
Debt	$1,264.5	$—	$1,264.5	$—

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$435.5	$435.5	$—	$—
Other investments	324.2	—	6.1	318.1
Total financial instruments	$759.7	$435.5	$6.1	$318.1

Liabilities:
Debt	$744.4	$—	$744.4	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Three Months Ended September 30, 2025
Balance July 1, 2025	$7.5	$5.1	$12.6	$25.5	$38.1
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.4	0.4
Included in other comprehensive income - changes in net unrealized gains on investment securities	0.1	0.1	0.2	—	0.2
Settlements	(0.1)	(0.2)	(0.3)	—	(0.3)
Balance September 30, 2025	$7.5	$5.0	$12.5	$25.9	$38.4
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.1	$0.1	$0.2	$—	$0.2

Three Months Ended September 30, 2024
Balance July 1, 2024	$7.9	$6.7	$14.6	$11.5	$26.1
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	0.1	0.1
Included in other comprehensive income - changes in net unrealized gains on investment securities	0.3	(0.4)	(0.1)	—	(0.1)
Settlements	(0.2)	(0.1)	(0.3)	—	(0.3)
Balance September 30, 2024	$8.0	$6.2	$14.2	$11.6	$25.8
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.3	$(0.4)	$(0.1)	$—	$(0.1)

	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Nine Months Ended September 30, 2025
Balance January 1, 2025	$7.6	$—	$5.9	$13.5	$24.7	$38.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	1.2	1.2
Included in other comprehensive income - changes in net unrealized gains on investment securities	0.3	—	0.3	0.6	—	0.6
Settlements	(0.4)	—	(1.2)	(1.6)	—	(1.6)
Balance September 30, 2025	$7.5	$—	$5.0	$12.5	$25.9	$38.4
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.3	$—	$0.3	$0.6	$—	$0.6

Nine Months Ended September 30, 2024
Balance January 1, 2024	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Transfers out of Level 3	—	(0.1)	—	(0.1)	—	(0.1)
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.2	0.2
Included in other comprehensive income - changes in net unrealized gains on investment securities	0.2	—	(0.4)	(0.2)	—	(0.2)
Settlements	(0.8)	—	(0.4)	(1.2)	—	(1.2)
Balance September 30, 2024	$8.0	$—	$6.2	$14.2	$11.6	$25.8
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.2	$—	$(0.4)	$(0.2)	$—	$(0.2)

There were no securities transferred between Level 2 and Level 3 during the three months ended September 30, 2025 and 2024. There were no securities transferred between Level 2 and Level 3 during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, a fixed maturity security was transferred from Level 3 to Level 2 because it was valued by a pricing service with observable inputs rather than being valued by the Company’s internal matrix model. The Company held no Level 3 liabilities for the nine months ended September 30, 2025 and 2024.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Valuations of $13.3 million for an equity security based on a dealer quote for which there was a lack of transparency as to inputs used to develop the valuation have been excluded.

			September 30, 2025		December 31, 2024
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$7.5	6.1 - 6.8% (6.7%)	$7.6	6.1 - 6.8% (6.7%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	5.0	5.0% (5.0%) ― 0.3% (0.3%)	5.9	3.0 - 5.0% (4.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.4	N/A	1.4	N/A
	Internal price based on financing round	Discount for: Market liquidity	7.3	27.0% (27.0%)	7.4	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.9	16.6% (16.6%)	3.9	16.6% (16.6%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	September 30, 2025	December 31, 2024
Short-term:
Senior debentures maturing October 15, 2025	61.8	61.8
Senior debentures maturing April 15, 2026	375.0	—
Total short-term debt	436.8	61.8

Long-term:
Senior debentures maturing April 15, 2026	—	375.0
Senior debentures maturing September 1, 2030	300.0	300.0
Senior debentures maturing September 1, 2035	500.0	—
Subordinated debentures maturing February 3, 2027	50.1	50.1
Total long-term debt principal	850.1	725.1
Unamortized debt issuance costs	(7.1)	(2.8)
Total long-term debt	843.0	722.3
Total debt	$1,279.8	$784.1

On August 21, 2025, the Company issued $500.0 million aggregate principal amount of 5.50% senior unsecured debentures due September 1, 2035. Net proceeds (before expenses) of the debt issuance were $496.7 million. This debt is subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pays interest semi-annually.

A portion of the net proceeds was used to repay $61.8 million of outstanding 7.625% senior debentures on their maturity date of October 15, 2025.

At September 30, 2025, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the nine months ended September 30, 2025 and 2024 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $122.3 million and $68.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
(in millions)	2025	2024
Interest cost	$5.1	$5.1
Expected return on plan assets	(4.7)	(5.1)
Recognized net actuarial loss	1.6	1.7
Net periodic pension cost	$2.0	$1.7

	Nine Months Ended September 30,
(in millions)	2025	2024
Interest cost	$15.3	$15.3
Expected return on plan assets	(14.2)	(15.2)
Recognized net actuarial loss	4.9	5.0
Net periodic pension cost	$6.0	$5.1

8. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended September 30,
	2025			2024
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statements of Income	$91.6	$(19.3)	$72.3	$282.3	$(59.3)	$223.0
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.2	(0.1)	0.1	1.0	(0.1)	0.9
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	20.4	(4.4)	16.0	24.8	(5.8)	19.0
Amount of credit-related recoveries on prior impairments recognized in the Consolidated Statements of Income	(0.1)	0.1	—	(0.3)	—	(0.3)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	—	—	—	0.5	(0.1)	0.4
Net unrealized gains	112.1	(23.7)	88.4	308.3	(65.3)	243.0
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.7	(0.4)	1.3	1.7	(0.3)	1.4
Long-duration insurance contracts:
Net change in market risk	(1.0)	0.2	(0.8)	(4.0)	0.9	(3.1)
Other comprehensive income	$112.8	$(23.9)	$88.9	$306.0	$(64.7)	$241.3

	Nine Months Ended September 30,
	2025			2024
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statements of Income	$279.9	$(58.9)	$221.0	$211.2	$(44.4)	$166.8
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.4	(0.1)	0.3	4.0	(0.8)	3.2
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	44.3	(10.0)	34.3	56.9	(13.1)	43.8
Amount of credit-related recoveries recognized in the Consolidated Statements of Income	(0.3)	0.1	(0.2)	(0.7)	0.1	(0.6)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	0.6	(0.1)	0.5	2.2	(0.5)	1.7
Net unrealized gains	324.9	(69.0)	255.9	273.6	(58.7)	214.9
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	5.0	(1.0)	4.0	5.1	(1.0)	4.1
Long-duration insurance contracts:
Net change in market risk	(2.4)	0.5	(1.9)	(1.7)	0.4	(1.3)
Other comprehensive income	$327.5	$(69.5)	$258.0	$277.0	$(59.3)	$217.7

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss				Where Net Income is Presented
Net unrealized losses on investment securities	$(20.3)	$(24.7)	$(44.0)	$(56.6)	Net realized losses from sales and other
	0.1	(0.2)	(0.1)	(1.5)	Impairments on investments
	(20.2)	(24.9)	(44.1)	(58.1)	Total before tax
	4.2	5.9	9.9	13.5	Income tax (expense) benefit
	(16.0)	(19.0)	(34.2)	(44.6)	Continuing operations; net of tax
	(0.2)	(0.1)	(0.4)	(0.3)	Discontinued operations; net of tax
	(16.2)	(19.1)	(34.6)	(44.9)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.7)	(1.7)	(5.0)	(5.1)	Loss adjustment expenses and other operating expenses (1)
	0.4	0.3	1.0	1.0	Income tax (expense) benefit
	(1.3)	(1.4)	(4.0)	(4.1)	Continuing operations; net of tax
Net change in market risk	—	0.3	0.3	0.8	Income from discontinued life businesses
	—	(0.1)	(0.1)	(0.2)	Income tax (expense) benefit
	—	0.2	0.2	0.6	Discontinued operations; net of tax
Total reclassifications for the period	$(17.5)	$(20.3)	$(38.4)	$(48.4)	Expense reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the nine months ended September 30, 2025 and 2024.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	September 30, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$554.2	$353.9	$642.6	$—	$1,550.7
Net investment income	51.8	26.1	33.0	6.1	117.0
Fees and other income	1.3	1.3	3.7	—	6.3
Total operating revenues	$607.3	$381.3	$679.3	$6.1	1,674.0
Net realized and unrealized investment losses					(9.0)
Total revenues					$1,665.0
Operating income before interest expense and income taxes:
Net premiums earned	$554.2	$353.9	$642.6	$—	$1,550.7
Losses and LAE:
Current accident year losses and LAE	335.6	172.7	384.7	—	893.0
Prior year favorable development, excluding catastrophes	(1.2)	(10.0)	(0.9)	—	(12.1)
Current year catastrophe losses	17.8	6.0	22.4	—	46.2
Total losses and LAE	352.2	168.7	406.2	—	927.1
Amortization of deferred acquisition costs and other underwriting expenses(1)	187.8	132.4	170.1	—	490.3
Underwriting income	14.2	52.8	66.3	—	133.3
Net investment income	51.8	26.1	33.0	6.1	117.0
Fees and other income	1.3	1.3	3.7	—	6.3
Other segment items(2)	(2.2)	(2.0)	(1.9)	(2.8)	(8.9)
Operating income before interest expense and income taxes	$65.1	$78.2	$101.1	$3.3	247.7
Interest on debt					(11.6)
Operating income before income taxes					236.1
Non-operating income items:
Net realized and unrealized investment losses					(9.0)
Income before income taxes					$227.1

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

	Three Months Ended
	September 30, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$533.3	$331.2	$614.7	$—	$1,479.2
Net investment income	42.1	20.9	26.3	2.5	91.8
Fees and other income	1.2	1.6	3.9	—	6.7
Total operating revenues	$576.6	$353.7	$644.9	$2.5	1,577.7
Net realized and unrealized investment losses					(12.4)
Total revenues					$1,565.3
Operating income before interest expense and income taxes:
Net premiums earned	$533.3	$331.2	$614.7	$—	$1,479.2
Losses and LAE:
Current accident year losses and LAE	310.2	158.9	393.0	—	862.1
Prior year favorable development, excluding catastrophes	(3.6)	(10.2)	(0.2)	—	(14.0)
Current year catastrophe losses	38.2	7.9	69.8	—	115.9
Prior year favorable catastrophe development	(6.5)	(3.5)	—	—	(10.0)
Total losses and LAE	338.3	153.1	462.6	—	954.0
Amortization of deferred acquisition costs and other underwriting expenses(1)	180.4	125.5	158.8	—	464.7
Underwriting income (loss)	14.6	52.6	(6.7)	—	60.5
Net investment income	42.1	20.9	26.3	2.5	91.8
Fees and other income	1.2	1.6	3.9	—	6.7
Other segment items(2)	(2.0)	(2.1)	(1.8)	(2.5)	(8.4)
Operating income before interest expense and income taxes	$55.9	$73.0	$21.7	$—	150.6
Interest on debt					(8.5)
Operating income before income taxes					142.1
Non-operating income items:
Net realized and unrealized investment losses					(12.4)
Income before income taxes					$129.7

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

	Nine Months Ended
	September 30, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,649.5	$1,049.4	$1,905.6	$—	$4,604.5
Net investment income	147.5	74.7	93.7	12.7	328.6
Fees and other income	3.9	3.7	11.1	0.1	18.8
Total operating revenues	$1,800.9	$1,127.8	$2,010.4	$12.8	4,951.9
Net realized and unrealized investment losses					(29.3)
Total revenues					$4,922.6
Operating income before interest expense and income taxes:
Net premiums earned	$1,649.5	$1,049.4	$1,905.6	$—	$4,604.5
Losses and LAE:
Current accident year losses and LAE	983.4	520.3	1,136.9	—	2,640.6
Prior year favorable development, excluding catastrophes	(5.5)	(38.4)	(6.3)	(0.1)	(50.3)
Current year catastrophe losses	97.5	39.3	130.5	—	267.3
Prior year favorable catastrophe development	(11.0)	(4.0)	(3.0)	—	(18.0)
Total losses and LAE	1,064.4	517.2	1,258.1	(0.1)	2,839.6
Amortization of deferred acquisition costs and other underwriting expenses(1)	553.7	390.4	494.3	—	1,438.4
Underwriting income	31.4	141.8	153.2	0.1	326.5
Net investment income	147.5	74.7	93.7	12.7	328.6
Fees and other income	3.9	3.7	11.1	0.1	18.8
Other segment items(2)	(7.0)	(6.2)	(5.3)	(11.4)	(29.9)
Operating income before interest expense and income taxes	$175.8	$214.0	$252.7	$1.5	644.0
Interest on debt					(28.7)
Operating income before income taxes					615.3
Non-operating income items:
Net realized and unrealized investment losses					(29.3)
Income before income taxes					$586.0

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

	Nine Months Ended
	September 30, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,599.6	$982.6	$1,818.8	$—	$4,401.0
Net investment income	124.3	61.7	77.9	8.0	271.9
Fees and other income	3.7	4.7	11.8	1.4	21.6
Total operating revenues	$1,727.6	$1,049.0	$1,908.5	$9.4	4,694.5
Net realized and unrealized investment losses					(41.4)
Total revenues					$4,653.1
Operating income before interest expense and income taxes:
Net premiums earned	$1,599.6	$982.6	$1,818.8	$—	$4,401.0
Losses and LAE:
Current accident year losses and LAE	919.3	491.2	1,178.2	—	2,588.7
Prior year favorable development, excluding catastrophes	(14.9)	(22.6)	(4.3)	—	(41.8)
Current year catastrophe losses	93.6	45.7	247.6	—	386.9
Prior year favorable catastrophe development	(24.8)	(12.2)	—	—	(37.0)
Total losses and LAE	973.2	502.1	1,421.5	—	2,896.8
Amortization of deferred acquisition costs and other underwriting expenses(1)	538.1	367.0	471.7	—	1,376.8
Underwriting income (loss)	88.3	113.5	(74.4)	—	127.4
Net investment income	124.3	61.7	77.9	8.0	271.9
Fees and other income	3.7	4.7	11.8	1.4	21.6
Other segment items(2)	(5.7)	(5.5)	(5.1)	(8.9)	(25.2)
Operating income before interest expense and income taxes	$210.6	$174.4	$10.2	$0.5	395.7
Interest on debt					(25.6)
Operating income before income taxes					370.1
Non-operating income items:
Net realized and unrealized investment losses					(41.4)
Other non-operating items					(2.4)
Income before income taxes					$326.3

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

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	September 30, 2025	December 31, 2024
Property and Casualty	$16,682.7	$15,188.8
Assets of discontinued businesses	91.5	85.7
Total	$16,774.2	$15,274.5

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

10. Stock-based Compensation

As of September 30, 2025, there were 1,779,543 and 1,214,751 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock-based compensation expense	$10.0	$8.7	$27.8	$23.5
Tax benefit	(2.1)	(1.8)	(5.8)	(4.9)
Stock-based compensation expense, net of taxes	$7.9	$6.9	$22.0	$18.6

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2025 and 2024 is summarized below.

	Nine Months Ended September 30,
	2025		2024
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,111,871	$117.43	1,137,042	$111.57
Granted	140,393	161.82	150,731	134.26
Exercised	(148,623)	95.55	(131,891)	88.87
Forfeited or cancelled	(2,522)	149.73	(2,642)	134.99
Outstanding, end of period	1,101,119	125.97	1,153,240	117.08

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following table summarizes activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2025		2024
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	386,712	$137.44	376,626	$132.04
Granted	137,867	160.42	158,460	133.30
Vested	(121,405)	139.60	(123,973)	116.25
Forfeited	(15,025)	144.36	(21,705)	135.85
Outstanding, end of period	388,149	144.66	389,408	137.36
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	126,211	$140.47	120,504	$132.76
Granted	52,360	178.39	53,336	132.27
Vested	(31,052)	141.58	(41,290)	112.36
Forfeited	(14,369)	152.88	(6,339)	108.06
Outstanding, end of period	133,150	153.78	126,211	140.47

In the first nine months of 2025 and 2024, the Company granted market-based awards totaling 23,492 shares and 25,414 shares, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 200% of the shares disclosed for grant year 2025 and from 0% to 150% of the shares disclosed for grant years 2024 and 2023. The amounts reported as forfeited in the table above in 2025 and 2024 of 14,369 shares and 6,339 shares, respectively, related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2025 and 2024, respectively.

The Company also granted performance-based restricted stock units in 2025 and 2024, totaling 28,868 shares and 27,922 shares, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 200% of the shares disclosed for grant year 2025 and from 0% to 150% of the shares disclosed for grant years 2024 and 2023. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above in 2025 and 2024 are 5,246 shares and 2,615 shares, respectively, related to performance-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2025 and 2024, respectively.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Basic shares used in the calculation of earnings per share	35.8	36.0	35.9	35.9
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.3	0.2
Non-vested stock grants	0.3	0.3	0.3	0.3
Diluted shares used in the calculation of earnings per share	36.4	36.5	36.5	36.4
Per share effect of dilutive securities on income from continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.09)
Per share effect of dilutive securities on net income	$(0.09)	$(0.04)	$(0.23)	$(0.08)

Diluted earnings per share for both the three and nine months ended September 30, 2025 excludes 0.1 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for both the three and nine months ended September 30, 2024 excluded 0.4 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2025, the Company repurchased approximately 447,000 shares under this program at an aggregate cost of $74.9 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. The Company had approximately $229 million available for additional repurchases at September 30, 2025.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Gross reserve for losses and LAE, beginning of period	$7,461.2	$7,308.1
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0
Net reserve for losses and LAE, beginning of period	5,631.4	5,513.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,907.9	2,975.6
Prior years	(68.3)	(78.8)
Total incurred losses and LAE	2,839.6	2,896.8
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,124.3	1,225.3
Prior years	1,456.0	1,517.5
Total payments	2,580.3	2,742.8
Net reserve for losses and LAE, end of period	5,890.7	5,667.1
Reinsurance recoverable on unpaid losses	1,815.8	1,759.7
Gross reserve for losses and LAE, end of period	$7,706.5	$7,426.8

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $68.3 million and $78.8 million in 2025 and 2024, respectively.

2025

For the nine months ended September 30, 2025, net favorable loss and LAE development was $68.3 million. Specialty favorable loss and LAE development of $42.4 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division, driven by general liability-claims made coverage, and in our Marine and Specialty Property & Casualty divisions. Core Commercial favorable loss and LAE development of $16.5 million was primarily due to lower than expected catastrophe losses in the commercial multiple peril line of $11.5 million, related to events from accident years 2023 through 2024, including several convective storms across multiple states and Winter Storm Elliot. Additionally, favorable development was due to lower than expected non-catastrophe losses in the workers’ compensation and commercial multiple peril lines, partially offset by higher than expected losses in the commercial automobile line. Within Personal Lines, lower than expected catastrophe and non-catastrophe losses of $9.3 million were driven primarily by homeowners.

2024

For the nine months ended September 30, 2024, net favorable loss and LAE development was $78.8 million, primarily as a result of net favorable development of $39.7 million in Core Commercial, $34.8 million in Specialty and $4.3 million in Personal Lines. The favorable development in Core Commercial was primarily due to favorable catastrophe development of $24.8 million related to events from accident years 2020 through 2023, including several convective storms across multiple states, Winter Storm Elliot, Hurricane Ian, and Hurricane Ida. Additionally, and to a lesser extent, Core Commercial favorable development of $14.9 million resulted from lower non-catastrophe losses, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Lower than expected property losses of $25.6 million were partially offset by higher than expected losses in certain liability lines of $10.7 million. The favorable development in Specialty was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division’s liability claims-made coverage and, to a lesser extent, in the surety line. In addition, there was lower than expected catastrophe losses in the Marine and Specialty Property & Casualty divisions. The net favorable development in Personal Lines was primarily due to lower than expected non-catastrophe losses in the personal automobile line. This favorable development was partially offset by higher than expected losses in the other personal lines.

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

Our strategy, which focuses on the independent agency distribution channel, supports THG’s commitment to our select independent agents. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and made investments designed to develop growth solutions for our agency distribution channel that meet the needs of our customers. Our goal is to grow responsibly in all of our businesses, while managing earnings volatility.

During the nine months ended September 30, 2025, our net income was $464.0 million, compared to $258.1 million for the nine months ended September 30, 2024, an improvement of $205.9 million. This favorable change was primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $644.0 million for the nine months ended September 30, 2025, compared to $395.7 million for the nine months ended September 30, 2024, an improvement of $248.3 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results, primarily in Personal Lines, as well as higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated frequency trends, particularly in homeowners property coverages and automobile collision.

Pre-tax catastrophe losses were $249.3 million for the nine months ended September 30, 2025, compared to $349.9 million during the same period of 2024, a decrease of $100.6 million. Catastrophe losses in the first nine months of 2025 were primarily due to severe convective storms in the Midwest and, to a lesser extent, the California Palisades and Eaton wildfires. Net favorable development on prior years’ loss reserves was $50.3 million for the nine months ended September 30, 2025, compared to $41.8 million for the nine months ended September 30, 2024, an increase of $8.5 million.

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

Net premiums written increased 3.9% in the first nine months of 2025, compared to the same period in 2024, primarily due to renewal price increases and an increase in new business. Operating income before interest expense and income taxes decreased in the first nine months of 2025, compared to the same period in 2024, primarily due to higher current accident year losses and higher catastrophe losses, partially offset by higher net investment income. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. We believe that this diverse set of Specialty products, distributed primarily through independent agents, including wholesalers, helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Net premiums written increased 6.1% in the first nine months of 2025, compared to the same period in 2024, primarily due to renewal price increases and an increase in new business. Operating income before interest expense and income taxes increased in the first nine months of 2025 compared to the same period in 2024, primarily due to higher net favorable development on prior year loss reserves, higher net investment income and earned premium growth. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Personal Lines

Personal Lines focuses on working with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of total account solutions, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader needs and objectives. Approximately 89% of our policies in force (“PIF”) have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs, and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Net premiums written increased 3.4% in the first nine months of 2025, compared to the same period in 2024, primarily due to renewal price increases and increased new business. Operating income before interest expense and income taxes improved in the first nine months of 2025, compared to the same period in 2024, primarily due to lower catastrophe losses and improvements in current accident year underwriting results.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2025 was $178.7 million, compared to $102.1 million for the three months ended September 30, 2024, an improvement of $76.6 million. This increase was due to higher after-tax operating income of $74.3 million. Operating income before interest expense and income taxes was $247.7 million for the three months ended September 30, 2025, compared to $150.6 million for the three months ended September 30, 2024, an increase of $97.1 million. This increase was primarily due to lower catastrophe losses, higher net investment income and improvements in current accident year underwriting results in our Personal Lines segment. These improvements were partially offset by higher current accident year losses in our Core Commercial segment.

Consolidated net income for the nine months ended September 30, 2025 was $464.0 million, compared to $258.1 million for the nine months ended September 30, 2024, an improvement of $205.9 million. This increase was due to higher after-tax operating income of $194.8 million. Operating income before interest expense and income taxes was $644.0 million for the nine months ended September 30, 2025, compared to $395.7 million for the nine months ended September 30, 2024, an increase of $248.3 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results primarily in our Personal Lines segment, as well as higher net investment income and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment.

The following table reflects operating income before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating income before interest expense and income taxes:
Core Commercial	$65.1	$55.9	$175.8	$210.6
Specialty	78.2	73.0	214.0	174.4
Personal Lines	101.1	21.7	252.7	10.2
Other	3.3	—	1.5	0.5
Operating income before interest expense and income taxes	247.7	150.6	644.0	395.7
Interest expense on debt	(11.6)	(8.5)	(28.7)	(25.6)
Operating income before income taxes	236.1	142.1	615.3	370.1
Income tax expense on operating income	(50.5)	(30.8)	(129.2)	(78.8)
Operating income	185.6	111.3	486.1	291.3
Non-operating items:
Net realized and unrealized investment losses	(9.0)	(12.4)	(29.3)	(41.4)
Other non-operating	—	—	—	(2.4)
Income tax benefit on non-operating items	2.0	3.2	6.9	10.5
Income from continuing operations, net of taxes	178.6	102.1	463.7	258.0
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.1	—	0.3	0.1
Net income	$178.7	$102.1	$464.0	$258.1

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating revenues:
Net premiums written	$1,738.9	$1,663.4	$4,833.5	$4,638.5
Net premiums earned	$1,550.7	$1,479.2	$4,604.5	$4,401.0
Net investment income	117.0	91.8	328.6	271.9
Fees and other income	6.3	6.7	18.8	21.6
Total operating revenues	1,674.0	1,577.7	4,951.9	4,694.5
Losses and operating expenses:
Losses and LAE	927.1	954.0	2,839.6	2,896.8
Amortization of deferred acquisition costs	324.9	307.8	957.8	910.3
Other operating expenses	174.3	165.3	510.5	491.7
Total losses and operating expenses	1,426.3	1,427.1	4,307.9	4,298.8
Operating income before interest expense and income taxes	$247.7	$150.6	$644.0	$395.7

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Operating income before interest expense and income taxes was $247.7 million for the three months ended September 30, 2025, compared to $150.6 million for the three months ended September 30, 2024, an improvement of $97.1 million. This increase was primarily due to lower catastrophe losses, higher net investment income and improvements in current accident year underwriting results in Personal Lines, partially offset by higher current accident year losses in our Core Commercial segment. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in our homeowners line, and moderated frequency trends, particularly in homeowners property coverages. The increase in Core Commercial current accident year losses was primarily in our commercial automobile line of business.

Net premiums written increased $75.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in net premiums written was due to renewal price increases and an increase in new business.

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

	Three Months Ended September 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$709.5	$620.3	$554.2	3.2	63.6	33.7	97.3
Specialty	437.7	379.2	353.9	1.7	47.7	37.2	84.9
Personal Lines	766.3	739.4	642.6	3.5	63.2	26.0	89.2
Total	$1,913.5	$1,738.9	$1,550.7	3.0	59.8	31.3	91.1

	Three Months Ended September 30, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$682.5	$599.2	$533.3	5.9	63.4	33.6	97.0
Specialty	408.9	350.2	331.2	1.3	46.2	37.7	83.9
Personal Lines	740.2	714.0	614.7	11.4	75.3	25.3	100.6
Total	$1,831.6	$1,663.4	$1,479.2	7.2	64.5	31.0	95.5

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended September 30,
	2025					2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$30.8	$48.8	$87.8	$—	$167.4	$42.7	$46.8	$62.9	$—	$152.4
Prior year favorable loss and LAE reserve development on non-catastrophe losses	1.2	10.0	0.9	—	12.1	3.6	10.2	0.2	—	14.0
Prior year favorable catastrophe development	—	—	—	—	—	6.5	3.5	—	—	10.0
Current year catastrophe losses	(17.8)	(6.0)	(22.4)	—	(46.2)	(38.2)	(7.9)	(69.8)	—	(115.9)
Underwriting profit (loss)	14.2	52.8	66.3	—	133.3	14.6	52.6	(6.7)	—	60.5
Net investment income	51.8	26.1	33.0	6.1	117.0	42.1	20.9	26.3	2.5	91.8
Fees and other income	1.3	1.3	3.7	—	6.3	1.2	1.6	3.9	—	6.7
Other operating expenses	(2.2)	(2.0)	(1.9)	(2.8)	(8.9)	(2.0)	(2.1)	(1.8)	(2.5)	(8.4)
Operating income before interest expense and income taxes	$65.1	$78.2	$101.1	$3.3	$247.7	$55.9	$73.0	$21.7	$—	$150.6

Core Commercial

Core Commercial net premiums written were $620.3 million for the three months ended September 30, 2025, compared to $599.2 million for the three months ended September 30, 2024. The $21.1 million increase in net premiums written was primarily driven by renewal price increases and an increase in new business.

Core Commercial underwriting profit for the three months ended September 30, 2025 was $14.2 million, compared to $14.6 million for the three months ended September 30, 2024, a decrease of $0.4 million. Catastrophe losses for the three months ended September 30, 2025 were $17.8 million, compared to $31.7 million for the three months ended September 30, 2024, a decrease of $13.9 million. Net favorable development on prior years’ loss reserves for the three months ended September 30, 2025 was $1.2 million, compared to $3.6 million for the three months ended September 30, 2024, a decrease of $2.4 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $30.8 million for the three months ended September 30, 2025, compared to $42.7 million for the three months ended September 30, 2024. This decrease was due to higher current accident year losses in our commercial automobile line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $379.2 million for the three months ended September 30, 2025, compared to $350.2 million for the three months ended September 30, 2024. The $29.0 million increase in net premiums written was primarily due to renewal price increases and an increase in new business.

Specialty underwriting profit for the three months ended September 30, 2025 was $52.8 million, compared to $52.6 million for the three months ended September 30, 2024, an increase of $0.2 million. Catastrophe losses for the three months ended September 30, 2025 were $6.0 million, compared to $4.4 million for the three months ended September 30, 2024, an increase of $1.6 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $48.8 million for the three months ended September 30, 2025, compared to $46.8 million for the three months ended September 30, 2024. The $2.0 million increase in underwriting results was primarily driven by earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $739.4 million for the three months ended September 30, 2025, compared to $714.0 million for the three months ended September 30, 2024. The $25.4 million increase in net premiums written was primarily due to renewal price increases and increased new business.

Net premiums written in the personal automobile line of business were $416.5 million for the three months ended September 30, 2025, compared to $411.1 million for the three months ended September 30, 2024, an increase of $5.4 million. Personal automobile PIF decreased by 3.2% since September 30, 2024. Net premiums written in the homeowners and other lines of business for the three months ended September 30, 2025 were $322.9 million, compared to $302.9 million for the three months ended September 30, 2024, an increase of $20.0 million. Homeowners PIF decreased by 2.5% since September 30, 2024.

Personal Lines underwriting profit for the three months ended September 30, 2025 was $66.3 million, compared to an underwriting loss of $6.7 million for the three months ended September 30, 2024, an improvement in underwriting results of $73.0 million. Catastrophe losses for the three months ended September 30, 2025 were $22.4 million, compared to $69.8 million for the three months ended September 30, 2024, a decrease of $47.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $87.8 million for the three months ended September 30, 2025, compared to $62.9 million for the three months ended September 30, 2024. The $24.9 million increase in underwriting results was primarily due to lower current accident year losses primarily in our homeowners line. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in the homeowners line, and moderated frequency trends, particularly in homeowners property coverages.

We obtained pricing increases of approximately 14% in our homeowners line and approximately 8% in our personal automobile line during the third quarter of 2025 and believe that our ability to obtain pricing increases, although moderating, will continue. Consistent with our expectations, PIF declined in the first nine months of 2025, as a result of the actions we took in recent years to be more selective on new business quoting. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors, along with the aforementioned actions, may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating profit of $3.3 million for the three months ended September 30, 2025, compared to de minimis for the three months ended September 30, 2024, a favorable change of $3.3 million, due primarily to an increase in investment income.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Operating income before interest expense and income taxes was $644.0 million for the nine months ended September 30, 2025, compared to $395.7 million for the nine months ended September 30, 2024, an improvement of $248.3 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results, primarily in Personal Lines, as well as, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. Pre-tax catastrophe losses were $249.3 million for the nine months ended September 30, 2025 compared to $349.9 million during the same period of 2024, a decrease of $100.6 million. The catastrophe losses in the first nine months of 2025 were due to severe convective storms in the Midwest and, to a lesser extent, the California Palisades and Eaton wildfires.

Net premiums written increased $195.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in net premiums written was primarily due to an increase in new business and renewal price increases.

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

	Nine Months Ended September 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,025.0	$1,760.9	$1,649.5	5.2	64.5	33.3	97.8
Specialty	1,286.5	1,105.7	1,049.4	3.4	49.3	37.0	86.3
Personal Lines	2,044.5	1,966.9	1,905.6	6.7	66.0	25.4	91.4
Total	$5,356.0	$4,833.5	$4,604.5	5.4	61.7	30.9	92.6

	Nine Months Ended September 30, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,929.5	$1,695.0	$1,599.6	4.3	60.8	33.4	94.2
Specialty	1,227.1	1,042.1	982.6	3.4	51.1	37.1	88.2
Personal Lines	1,980.1	1,901.4	1,818.8	13.6	78.2	25.3	103.5
Total	$5,136.7	$4,638.5	$4,401.0	8.0	65.8	30.9	96.7

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Nine Months Ended September 30,
	2025					2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$112.4	$138.7	$274.4	$—	$525.5	$142.2	$124.4	$168.9	$—	$435.5
Prior year favorable loss and LAE reserve development on non-catastrophe losses	5.5	38.4	6.3	0.1	50.3	14.9	22.6	4.3	—	41.8
Prior year favorable catastrophe development	11.0	4.0	3.0	—	18.0	24.8	12.2	—	—	37.0
Current year catastrophe losses	(97.5)	(39.3)	(130.5)	—	(267.3)	(93.6)	(45.7)	(247.6)	—	(386.9)
Underwriting profit (loss)	31.4	141.8	153.2	0.1	326.5	88.3	113.5	(74.4)	—	127.4
Net investment income	147.5	74.7	93.7	12.7	328.6	124.3	61.7	77.9	8.0	271.9
Fees and other income	3.9	3.7	11.1	0.1	18.8	3.7	4.7	11.8	1.4	21.6
Other operating expenses	(7.0)	(6.2)	(5.3)	(11.4)	(29.9)	(5.7)	(5.5)	(5.1)	(8.9)	(25.2)
Operating income before interest expense and income taxes	$175.8	$214.0	$252.7	$1.5	$644.0	$210.6	$174.4	$10.2	$0.5	$395.7

Core Commercial

Core Commercial net premiums written were $1,760.9 million for the nine months ended September 30, 2025 compared to $1,695.0 million for the nine months ended September 30, 2024. The $65.9 million increase in net premiums written was primarily driven by renewal price increases and an increase in new business.

Core Commercial underwriting profit for the nine months ended September 30, 2025 was $31.4 million, compared to $88.3 million for the nine months ended September 30, 2024, a decrease of $56.9 million. Catastrophe losses for the nine months ended September 30, 2025 were $86.5 million, compared to $68.8 million for the nine months ended September 30, 2024, an increase of $17.7 million. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2025 was $5.5 million, compared to $14.9 million for the nine months ended September 30, 2024, a decrease of $ 9.4 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $112.4 million for the nine months ended September 30, 2025, compared to $142.2 million for the nine months ended September 30, 2024. The $29.8 million decrease in underwriting results was primarily driven by higher current accident year losses in our commercial automobile line of business and, to a lesser extent, in our workers’ compensation line.

Specialty

Specialty net premiums written were $1,105.7 million for the nine months ended September 30, 2025, compared to $1,042.1 million for the nine months ended September 30, 2024. The $63.6 million increase in net premiums written was primarily due to renewal price increases and an increase in new business.

Specialty underwriting profit for the nine months ended September 30, 2025 was $141.8 million, compared to $113.5 million for the nine months ended September 30, 2024, an increase of $28.3 million. Catastrophe losses for the nine months ended September 30, 2025 were $35.3 million, compared to $33.5 million for the nine months ended September 30, 2024, an increase of $1.8 million. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2025 was $38.4 million, compared to $22.6 million for the nine months ended September 30, 2024, an increase of $15.8 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $138.7 million for the nine months ended September 30, 2025, compared to $124.4 million for the nine months ended September 30, 2024. The $14.3 million increase in underwriting results was primarily driven by earned premium growth, primarily in our Marine and Specialty Property & Casualty divisions, and lower current accident year losses in our Professional and Executive Lines division.

Personal Lines

Personal Lines net premiums written were $1,966.9 million for the nine months ended September 30, 2025, compared to $1,901.4 million for the nine months ended September 30, 2024. The $65.5 million increase in net premiums written was primarily due to renewal price increases, increased new business and higher retention, partially offset by fewer policies available to renew year over year from margin recapture actions taken.

Personal Lines underwriting profit for the nine months ended September 30, 2025 was $153.2 million, compared to an underwriting loss of $74.4 million for the nine months ended September 30, 2024, an improvement in underwriting results of $227.6 million. Catastrophe losses for the nine months ended September 30, 2025 were $127.5 million, compared to $247.6 million for the nine months ended September 30, 2024, a decrease of $120.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $274.4 million for the nine months ended September 30, 2025, compared to $168.9 million for the nine months ended September 30, 2024. The $105.5 million increase in underwriting results was primarily due to lower current accident year losses in our homeowners and personal automobile lines. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated loss trends, particularly in homeowners property and automobile collision coverages.

Other

Our Other segment had operating profit of $1.5 million for the nine months ended September 30, 2025, compared to operating profit of $0.5 million for the nine months ended September 30, 2024, an increase of $1.0 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Gross reserve for losses and LAE, beginning of period	$7,461.2	$7,308.1
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0
Net reserve for losses and LAE, beginning of period	5,631.4	5,513.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,907.9	2,975.6
Prior year non-catastrophe loss development	(50.3)	(41.8)
Prior year catastrophe loss development	(18.0)	(37.0)
Total incurred losses and LAE	2,839.6	2,896.8
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,124.3	1,225.3
Prior years	1,456.0	1,517.5
Total payments	2,580.3	2,742.8
Net reserve for losses and LAE, end of period	5,890.7	5,667.1
Reinsurance recoverable on unpaid losses	1,815.8	1,759.7
Gross reserve for losses and LAE, end of period	$7,706.5	$7,426.8

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	September 30,	December 31,
(in millions)	2025	2024
Commercial multiple peril	$1,618.6	$1,563.4
Workers’ compensation	792.1	773.0
Commercial automobile	573.9	523.1
Other core commercial	829.1	753.9
Total Core Commercial	3,813.7	3,613.4
Specialty Property & Casualty	856.7	846.2
Professional and Executive Lines	654.7	610.1
Marine	141.2	134.2
Surety and Other	74.0	85.4
Total Specialty	1,726.6	1,675.9
Personal automobile	1,660.0	1,673.2
Homeowners and Other	478.4	435.8
Total Personal Lines	2,138.4	2,109.0
Total Other	27.8	62.9
Total loss and LAE reserves	$7,706.5	$7,461.2

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

The following table summarizes prior year favorable development for the periods indicated:

	Nine Months Ended September 30,
	2025			2024
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$(5.5)	$(11.0)	$(16.5)	$(14.9)	$(24.8)	$(39.7)
Specialty	(38.4)	(4.0)	(42.4)	(22.6)	(12.2)	(34.8)
Personal Lines	(6.3)	(3.0)	(9.3)	(4.3)	—	(4.3)
Other	(0.1)	—	(0.1)	—	—	—
Total prior year favorable development	$(50.3)	$(18.0)	$(68.3)	$(41.8)	$(37.0)	$(78.8)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2025 will also occur in future periods. We encourage you to read our 2024 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the nine months ended September 30, 2025, favorable catastrophe loss development was $18.0 million, primarily due to lower than expected losses related to events from accident years 2023 through 2024, including several convective storms across multiple states, and Winter Storm Elliot. For the nine months ended September 30, 2024, favorable catastrophe development was $37.0 million, primarily due to lower than expected losses related to events from accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot, hurricane Ian, and hurricane Ida.

2025 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2025, net favorable loss and LAE development, excluding catastrophes, was $50.3 million. Specialty favorable loss and LAE development of $38.4 million was primarily due to lower than expected losses in our Professional and Executive Lines division, driven by our general liability-claims made coverage, and in our Marine and Specialty Property & Casualty divisions. Within Personal Lines, lower than expected losses of $6.3 million were driven primarily by homeowners. Core Commercial favorable loss and LAE development of $5.5 million was primarily due to favorable development in the workers’ compensation and commercial multiple peril lines, partially offset by unfavorable development in the commercial automobile line.

2024 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2024, net favorable loss and LAE development, excluding catastrophes, was $41.8 million. Specialty favorable loss and LAE development of $22.6 million was primarily due to lower than expected losses in our Professional and Executive Lines division, driven by our general liability-claims made coverage, and, to a lesser extent, lower than expected losses in our surety line. Core Commercial favorable loss and LAE development was $14.9 million, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Within Personal Lines, lower than expected losses were $4.3 million, primarily driven by our personal automobile line, partially offset by higher than expected losses in the other personal lines.

Asbestos and Environmental Reserves

As of September 30, 2025, we had $10.2 million of net asbestos and environmental reserves, comprised of $8.0 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. This compares to net reserves of $10.9 million at December 31, 2024, comprised of $8.7 million of direct reserves and $2.2 million of assumed reinsurance pool reserves.

As of September 30, 2025, we had $2.2 million of gross loss and LAE reserves for our assumed reinsurance pool business compared to $29.9 million in December 31, 2024. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves was related to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool for our ECRA claim liability participations, which were written during the period 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. In 2021, we entered into a 100% reinsurance agreement with a third-party reinsurer for our ECRA claim liability participations. During the second quarter of 2025, we completed an insurance business transfer of our ECRA liabilities to a third-party insurer pursuant to Oklahoma law, which novation has fully relieved us of our obligations to ECRA policyholders. This transaction had no significant impact on our results of operations for the nine months ended September 30, 2025.

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

Reinsurance Recoverables

Reinsurance recoverables were $1,974.8 million and $1,994.5 million at September 30, 2025 and December 31, 2024, respectively, of which $56.3 million and $74.2 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $35.3 million and $39.3 million at September 30, 2025 and December 31, 2024, respectively, and billable non-MCCA reinsurance recoverables totaled $21.0 million and $34.9 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 there were $0.2 million of billed balances outstanding greater than 90 days. At December 31, 2024, there were $0.8 million of billed balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Fixed maturities	$103.3	$82.3	$295.0	$234.5
Limited partnerships	6.8	4.0	17.8	14.6
Mortgage loans	2.6	3.6	8.5	11.2
Equity securities	0.9	0.8	2.7	2.4
Other investments	7.1	5.2	15.8	20.5
Investment expenses	(3.7)	(4.1)	(11.2)	(11.3)
Net investment income	$117.0	$91.8	$328.6	$271.9
Earned yield, fixed maturities	4.33%	3.73%	4.21%	3.59%
Earned yield, total portfolio	4.31%	3.70%	4.17%	3.71%

The increase in net investment income for both the three and nine months ended September 30, 2025 was primarily due to the impact of reinvesting at higher interest rates and the continued investment of operational cashflows.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2025		December 31, 2024
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$9,498.6	84.2%	$8,542.2	86.8%
Limited partnerships and other investments	428.8	3.8	405.0	4.1
Mortgage and other loans	256.8	2.3	304.9	3.1
Equity securities, at fair value	183.2	1.6	157.7	1.6
Cash and cash equivalents	915.7	8.1	435.5	4.4
Total cash and investments	$11,283.1	100.0%	$9,845.3	100.0%

Cash and Investments

Total cash and investments increased $1,437.8 million, or 14.6%, for the nine months ended September 30, 2025 as compared to December 31, 2024. The increase in total cash and investments was primarily due to continued investment of cashflows from operations, the net proceeds from our senior debt issuance in August 2025, and net market value appreciation. These increases were partially offset by the funding of financing activities, including our dividend payments and common stock repurchases.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2025
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$500.1	$461.4	$(38.7)	$19.7
Foreign governments	BB	2.5	2.7	0.2	0.1
Municipals:
Taxable	AA	873.7	804.8	(68.9)	39.1
Tax-exempt	AA	25.0	25.5	0.5	0.2
Corporates	BBB+	4,266.8	4,272.9	6.1	153.1
Asset-backed:
Residential mortgage-backed	AA+	2,620.1	2,549.1	(71.0)	82.5
Commercial mortgage-backed	AAA	442.9	420.9	(22.0)	20.0
Other asset-backed	AAA	955.8	961.3	5.5	6.3
Total fixed maturities	A+	$9,686.9	$9,498.6	$(188.3)	$321.0

The improvement in net unrealized losses on fixed maturities was primarily due to lower interest rates and changes in credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2025			December 31, 2024
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$7,619.2	$7,439.5	78.3%	$7,000.1	$6,577.8	77.0%
2	Baa	1,612.4	1,597.1	16.8	1,623.5	1,535.3	18.0
3	Ba	238.6	243.7	2.6	221.7	222.5	2.6
4	B	184.8	187.3	2.0	180.3	182.4	2.1
5	Caa and lower	28.0	28.1	0.3	20.5	19.6	0.2
6	In or near default	3.9	2.9	—	5.4	4.6	0.1
Total fixed maturities		$9,686.9	$9,498.6	100.0%	$9,051.5	$8,542.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at September 30, 2025 and December 31, 2024. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2025			December 31, 2024
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,747.5	$1,754.7	18.5%	$1,590.6	$1,587.6	18.6%
2-4 years	2,519.5	2,530.6	26.6	2,172.8	2,130.5	24.9
4-6 years	2,538.0	2,449.6	25.8	2,376.9	2,175.1	25.5
6-8 years	2,402.4	2,324.5	24.5	2,557.0	2,346.3	27.5
8-10 years	348.9	336.9	3.5	219.1	201.2	2.3
10+ years	130.6	102.3	1.1	135.1	101.5	1.2
Total fixed maturities	$9,686.9	$9,498.6	100.0%	$9,051.5	$8,542.2	100.0%
Weighted average duration		4.4			4.4

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

Impairments

For the three months ended September 30, 2025 and 2024, impairments were not material. For the nine months ended September 30, 2025, we recognized net impairment losses of $3.0 million, primarily related to mortgage loans. For the nine months ended September 30, 2024, we recognized net impairment losses of $5.5 million, consisting of $4.0 million on mortgage loans and $1.5 million on fixed maturities.

At September 30, 2025 and December 31, 2024, the allowance for credit losses on mortgage loans was $8.2 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale debt securities was not material.

The carrying value of fixed maturity securities on non-accrual status was not material, and there were no mortgage loans on non-accrual status, at September 30, 2025. We held no fixed maturity securities or mortgage loans on non-accrual status at December 31, 2024. The carrying value of fixed maturity securities on non-accrual status at September 30, 2024 was $14.4 million. At September 30, 2024, a mortgage loan with a carrying value of $5.3 million was also on non-accrual status. The effects on income of non-accruals for fixed maturity securities and mortgage loans for the nine months ended September 30, 2025 and 2024, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities and mortgage loans, were not material. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2025 were $300.6 million, an improvement of $230.5 million compared to December 31, 2024. This improvement was primarily due to lower interest rates and changes in credit spreads. At September 30, 2025, gross unrealized losses consisted primarily of $98.7 million on residential mortgage-backed securities, $72.2 million on municipals, $65.1 million on corporate fixed maturities, and $41.0 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2025	December 31, 2024
Due in one year or less	$0.5	$2.0
Due after one year through five years	35.3	55.1
Due after five years through ten years	114.8	235.0
Due after ten years	27.7	37.3
	178.3	329.4
Mortgage-backed and other asset-backed securities	122.3	201.7
Total fixed maturities	$300.6	$531.1

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

The U.S. economy remained resilient in the third quarter of 2025, reflecting strong consumer spending despite increased concerns regarding labor markets and inflation. In September, the Federal Reserve announced its first rate cut in 2025, reducing the federal funds target to a range of 4.00% to 4.25%. Heightened geopolitical risks continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although a rigorous credit analysis of our fixed income investments is performed, it is difficult to identify with specificity which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2025
Net realized and unrealized investment gains (losses)	$(4.4)	$(2.2)	$(2.8)	$0.4	$—	$(9.0)
Discontinued life businesses	—	—	—	—	0.1	0.1

2024
Net realized and unrealized investment losses	$(5.6)	$(2.8)	$(3.5)	$(0.5)	$—	$(12.4)

	Nine Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2025
Net realized and unrealized investment gains (losses)	$(14.1)	$(7.1)	$(9.1)	$1.0	$—	$(29.3)
Discontinued life businesses	—	—	—	—	0.3	0.3

2024
Net realized and unrealized investment losses	$(19.1)	$(9.5)	$(12.0)	$(0.8)	$—	$(41.4)
Other non-operating	—	—	—	(2.4)	—	(2.4)
Discontinued life businesses	—	—	—	—	0.1	0.1

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

Net realized and unrealized investment losses were $9.0 million for the three months ended September 30, 2025, compared to net realized and unrealized investment losses of $12.4 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, net realized and unrealized investment losses were primarily due to $20.3 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities. For the three months ended September 30, 2024, net realized and unrealized investment losses were primarily due to $23.5 million of net realized losses from sales of investments, primarily fixed maturities. These realized losses were partially offset by changes in the fair value of equity securities of $11.7 million.

Net realized and unrealized investment losses were $29.3 million for the nine months ended September 30, 2025, compared to net realized and unrealized investment losses of $41.4 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net realized and unrealized investment losses were primarily due to $43.7 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities. For the nine months ended September 30, 2024, net realized and unrealized investment losses were primarily due to $55.2 million of net realized losses from sales of investments, primarily fixed maturities, and, to a lesser extent, from impairment losses on investments, including $3.3 million of credit-related impairments and $2.2 million of losses related to intent to sell securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The provision for income taxes from continuing operations was an expense of $48.5 million and $27.6 million for the three months ended September 30, 2025 and 2024, respectively. These amounts resulted in consolidated effective tax rates of 21.4% and 21.3% on pre-tax income for the three months ended September 30, 2025 and 2024, respectively. These provisions include excess tax benefits, primarily related to tax planning strategies implemented in prior years and stock-based compensation, of $0.3 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $48.8 million, or 21.5%, and $28.1 million, or 21.7%, for the three months ended September 30, 2025 and 2024, respectively.

The income tax provision on operating results was an expense of $50.5 million and $30.8 million for the three months ended September 30, 2025 and 2024, respectively. These provisions resulted in effective tax rates on operating income of 21.4% and 21.7% for the three months ended September 30, 2025 and 2024, respectively. Excess tax benefits in both the three months ended September 30, 2025 and 2024 were not material.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The provision for income taxes from continuing operations was an expense of $122.3 million and $68.3 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts resulted in consolidated effective tax rates of 20.9% on pre-tax income for both periods. These provisions include excess tax benefits, primarily related to stock-based compensation and tax planning strategies implemented in prior years, of $3.5 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $125.8 million, or 21.5%, and $70.7 million, or 21.7%, for the nine months ended September 30, 2025 and 2024, respectively.

The income tax provision on operating results was an expense of $129.2 million and $78.8 million for the nine months ended September 30, 2025 and 2024, respectively. These provisions resulted in effective tax rates on operating income of 21.0% and 21.3% for the nine months ended September 30, 2025 and 2024, respectively. These provisions reflect excess tax benefits primarily related to stock-based compensation. Absent these items, the provision for income taxes would have been an expense of $131.9 million, or 21.4%, and $80.0 million, or 21.6%, for the nine months ended September 30, 2025 and 2024, respectively.

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

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2024 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2024 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2025	2024
Total Statutory Capital and Surplus	$3,273.1	$2,971.7

The statutory capital and surplus for our insurance subsidiaries increased $301.4 million during the first nine months of 2025. This increase was primarily due to operating profits, partially offset by the payment of a $150.0 million dividend to its parent company and, to a lesser extent, net realized and unrealized investment losses.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years’ statutory earnings receive prior approval (so called “extraordinary dividends”). During the first nine months of 2025, Hanover Insurance paid $150.0 million in dividends, which were provided to the holding company.

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

Net cash provided by operating activities was $799.9 million during the first nine months of 2025, as compared to $592.9 million during the first nine months of 2024, an increase of $207.0 million. The increase in cash provided was due to an increase in premiums received during the first nine months of 2025 compared to the same period in 2024, and lower loss and LAE payments. These increases were partially offset by higher federal income tax payments.

Net cash used in investing activities was $642.6 million during the first nine months of 2025, as compared to $390.8 million during the first nine months of 2024. During the first nine months of both 2025 and 2024, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash provided by financing activities was $324.8 million during the first nine months of 2025, as compared to net cash used in financing activities of $90.7 million during the first nine months of 2024. During the first nine months of 2025, cash provided by financing activities primarily resulted from the issuance of $500.0 million aggregate principal amount of 5.50% senior unsecured debentures. Net proceeds of the debt issuance were $495.0 million, which is partially offset by three quarterly dividend payments to our shareholders and repurchases of common stock through the open market. During the first nine months of 2024, cash used in financing activities primarily resulted from three quarterly dividend payments to our shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2025, as declared by the Board, we paid three quarterly dividends to shareholders, each for $0.90 per share and totaling $96.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2025, THG, as a holding company, held approximately $803.5 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, and certain costs associated with benefits due to our former life insurance subsidiaries’ employees and agents. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2025, we repurchased approximately 447,000 shares, at an aggregate cost of $74.9 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of September 30, 2025, we had repurchased approximately 8.5 million shares under this $1.3 billion program and had approximately $229 million available for additional repurchases.

On August 21, 2025, we issued $500.0 million aggregate principal amount of 5.50% senior unsecured debentures due September 1, 2035. Net proceeds (before expenses) of the debt issuance were $496.7 million. A portion of the net proceeds was used to repay the $61.8 million of outstanding 7.625% senior debentures on their maturity date of October 15, 2025. Also, we intend to use a portion of the remaining net proceeds to repay or redeem the full $375.0 million principal amount of our outstanding 4.5% senior debentures, maturing on April 15, 2026.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At September 30, 2025, we had access to borrowing capacity of $315.5 million. There were no outstanding borrowings under this short-term facility at September 30, 2025; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. During the first nine months of 2025, we had no borrowings under this credit agreement.

At September 30, 2025, we were in compliance with the covenants of our debt and credit agreements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the first nine months of 2025 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
changes in regulation, legislation, economic, market and political conditions, particularly with respect to rates, policy terms and conditions, the utilization of artificial intelligence, payment flexibility, and regions where we have geographical concentrations;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2025 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2025	141,000	$165.08	141,000	$242
August 1 - 31, 2025	18,252	173.95	18,000	238
September 1 - 30, 2025	53,963	176.72	53,830	229
Total	213,215	$168.78	212,830	$229

(1)
Includes 252 shares and 133 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended August 31 and September 30, 2025.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

EX – 10.1+	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan for Non-employee Directors.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (embedded within EX – 101).
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 30, 2025	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

October 30, 2025	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer