Form 10-K
period 2025-12-31
HANOVER INSURANCE GROUP, INC.
filed 2026-02-20
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing sales price of June 30, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $6,046,846,082.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 35,149,316 shares as of February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2026 Annual Meeting of Shareholders to be held May 12, 2026 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Our agency and customer-centric strategy focuses on providing specialized insurance products and services with an emphasis on disciplined underwriting and pricing, quality claims handling and customer service. We continue to prudently grow and diversify our product offerings and geographic business mix to strengthen our position as one of the top property and casualty insurers focused on the independent agency distribution channel in the U.S. In 2025, we generated approximately $6.3 billion in net premiums written, an increase of 3.9% from the prior year.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and in Note 12 - “Segment Information” in the Notes to Consolidated Financial Statements.

RISKS

The industry’s and our profitability are significantly affected by numerous factors, including price; competition; volatile and unpredictable developments, such as weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; attorney involvement in claims matters; size of jury awards; civil unrest; acts of terrorism; fluctuations in interest rates and the value of investments; and other general economic conditions and trends, such as potential recessionary pressures and inflationary pressure, tariffs, or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns are impacted by the capital markets and current economic conditions, which affect our liquidity, realized losses and impairments, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product restrictions, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, social inflation, costs of repairs and replacement, legislative activity, legal system abuse, and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Pressure from litigation trends, legal system abuse, and general and social inflation in the U.S. economy in recent years, along with other factors outside our control, have resulted in higher claims costs. The severity, duration, and long-term effects of such uncertainties may affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Core Commercial

Our Core Commercial segment generated $2.4 billion, or 36.4%, of consolidated operating revenues and $2.3 billion, or 36.0%, of net premiums written, for the year ended December 31, 2025.

The following table provides net premiums written by line of business for our Core Commercial segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2025	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$1,159.2	51.0%
Commercial automobile	427.3	18.8
Workers' compensation	418.7	18.4
Other core commercial	268.5	11.8
Total	$2,273.7	100.0%

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

Our strategy in Core Commercial is focused on strengthening and expanding our market reach through differentiated product offerings, industry segmentation, and franchise value through selective distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more account placements in our small commercial and middle market businesses. In small commercial, we continue to expand our utilization of our TAP Sales agent quote and issue platform, which makes it easier and more efficient for our agents to do business with us, leveraging our agency analytics capabilities, comprehensive service center offering, and full suite of digital self-service tools. In middle market, we maintained our focus on specialized industry segments, a key area of market differentiation. We continued to grow our most profitable industry segments, such as technology, human services and educational institutions, taking a measured approach in more challenging segments. We also capitalized on the strength of our localized field structure, creating a competitive advantage in sourcing new business, as well as our robust claims and risk management capabilities.

We believe our small commercial capabilities and distinctiveness in the middle market, including our diversified portfolio of products, enable us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Specialty

Our Specialty segment generated $1.5 billion, or 22.7%, of consolidated operating revenues and $1.4 billion, or 22.8%, of net premiums written, for the year ended December 31, 2025.

The following table provides net premiums written by division of business for our Specialty segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2025	Written	% of Total
(in millions, except ratios)
Professional and Executive Lines	$461.9	32.0%
Marine	458.2	31.8
Specialty Property & Casualty	420.8	29.2
Surety and Other	100.6	7.0
Total	$1,441.5	100.0%

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

Specialty Property & Casualty is comprised of:

•
Hanover Programs business, which offers coverage to markets where there are specialty underwriting or risk management needs related to groups of similar businesses and organizations;
•
Excess & Surplus business, which includes non-admitted general liability and property coverage to risks outside of the appetite of standard commercial lines;
•
Hanover Specialty Industrial business, which provides property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and fire and allied lines coverages; and
•
Specialty General Liability business, which encompasses admitted coverages for higher hazard liability risks.

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

Personal Lines

Our Personal Lines segment generated $2.7 billion, or 40.6%, of consolidated operating revenues and $2.6 billion, or 41.2%, of net premiums written, for the year ended December 31, 2025.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2025	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,489.9	57.2%
Homeowners and Other	1,117.0	42.8
Total	$2,606.9	100.0%

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
•
liability claims by a third-party for bodily injury and/or property damage experienced at residences; and
•
personal umbrella, inland marine (jewelry, art, etc.), fire, personal watercraft, personal cyber and other miscellaneous coverages.

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

Other

The Other segment primarily includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits related to employees and agents of our former life insurance subsidiaries; and our run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

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

Core Commercial, Specialty and Personal Lines

Our Core Commercial, Specialty and Personal Lines independent agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2025, we wrote 18.7% of our Core Commercial, Specialty and Personal Lines business in Michigan and 8.0% in Massachusetts. Our localized field management structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 33 local offices across 23 states. The majority of processing support for these field locations is provided from our Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut offices.

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

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia and the Commonwealth of Puerto Rico. Throughout the U.S., we actively market Core Commercial and Specialty policies in 44 states and the District of Columbia, and Personal Lines policies in 19 states.

The following table provides our top Core Commercial, Specialty and Personal Lines geographical markets based on total net premiums written in each state in 2025.

YEAR ENDED DECEMBER 31, 2025	Core Commercial		Specialty		Personal Lines		Total
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$127.1	5.6%	$55.1	3.8%	$998.6	38.3%	$1,180.8	18.7%
Massachusetts	141.9	6.2	64.0	4.4	300.6	11.5	506.5	8.0
New York	154.0	6.8	101.4	7.0	227.4	8.7	482.8	7.6
California	271.2	11.9	180.2	12.5	—	—	451.4	7.1
Illinois	128.5	5.6	60.4	4.2	137.7	5.3	326.6	5.2
Texas	167.6	7.4	140.1	9.7	—	—	307.7	4.9
New Jersey	120.7	5.3	61.2	4.3	101.8	3.9	283.7	4.5
Georgia	103.5	4.5	50.6	3.5	98.1	3.8	252.2	4.0
Connecticut	50.0	2.2	24.0	1.7	151.0	5.8	225.0	3.5
Virginia	81.0	3.6	36.0	2.5	61.7	2.4	178.7	2.8
Wisconsin	55.2	2.4	25.4	1.8	84.3	3.2	164.9	2.6
Pennsylvania	60.5	2.7	37.7	2.6	63.6	2.4	161.8	2.6
Maine	53.7	2.4	17.3	1.2	74.6	2.9	145.6	2.3
Maryland	60.3	2.7	24.5	1.7	39.8	1.5	124.6	2.0
Tennessee	36.9	1.6	33.7	2.3	49.6	1.9	120.2	1.9
North Carolina	72.2	3.2	45.5	3.2	1.3	0.1	119.0	1.9
Ohio	34.6	1.5	34.0	2.4	41.4	1.6	110.0	1.7
Minnesota	72.1	3.2	35.7	2.5	—	—	107.8	1.7
Indiana	43.6	1.9	26.5	1.8	37.5	1.4	107.6	1.7
Florida	36.4	1.6	62.6	4.3	—	—	99.0	1.6
New Hampshire	32.7	1.4	11.1	0.8	51.9	2.0	95.7	1.5
Other	370.0	16.3	314.5	21.8	86.0	3.3	770.5	12.2
Total	$2,273.7	100.0%	$1,441.5	100.0%	$2,606.9	100.0%	$6,322.1	100.0%

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

We manage our Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 89% of our policies in force are account business. Approximately 50% of our Personal Lines net premiums written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2025, we underwrite approximately 6% of the state’s total personal lines market.

Approximately 62% of our Michigan Personal Lines net premiums written is in the personal automobile line and 35% is in the homeowners line. Michigan business represents approximately 41% of our total personal automobile net premiums written and approximately 35% of our total homeowners net premiums written. In Michigan, we are a prominent market for many of our appointed agencies, averaging an approximate $2.9 million of total direct premiums written, per agency, in 2025.

In 2019, Michigan enacted major reforms of its system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing to the reformed system and expect to navigate this market successfully. As of December 31, 2025, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For the full year 2025, net premiums written that were attributable to PIP coverage in Michigan were $110.1 million, or approximately 1.7% of our total consolidated full year 2025 net premiums written, while Michigan personal automobile net premiums written were $615.5 million, or approximately 9.7% of our total consolidated full year 2025 net premiums written. See also “Risk Factors” in Part I – Item 1A.

Approximately 63% of our Massachusetts Personal Lines net premiums written is in the personal automobile line and 33% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

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

Catastrophe reinsurance is designed to protect us, as the ceding insurer, from significant losses arising from a single natural or manmade event including, among others, hurricanes, tornadoes and other windstorms, hail, flood, earthquakes, severe winter weather and other convective storms, fire, explosions, riots, and terrorism. We determine the appropriate amount of reinsurance based on our evaluation of the risks insured, exposure analyses prepared by advisors, our risk appetite, and market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2026 is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2026. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

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

Our 2026 reinsurance program for our Core Commercial, Specialty and Personal Lines segments is fundamentally similar to our 2025 program. The following discussion summarizes both our 2025 and 2026 reinsurance programs for our Core Commercial, Specialty and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•
Our Core Commercial, Specialty and Personal Lines segments are primarily protected by a property catastrophe occurrence excess of loss reinsurance program, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $3 million, and $2.5 million, respectively.
•
The core property catastrophe occurrence excess of loss reinsurance program provides coverage up to $1.9 billion, less a $200 million retention, with no co-participation. Additionally, coverage extends to $2.05 billion for Northeast named storm events, less a $200 million retention, with no co-participation. Coverage is secured through the traditional reinsurance marketplace as well as through reinsurance agreements supported by catastrophe bonds as described in further detail below.
•
The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $3 million retention, with a co-participation for the second half of 2025 and the first half of 2026 of 45.75% for reinsurance placed in the $3 million to $5 million layer, 13.75% for reinsurance in the $5 million to $12.5 million layer, and no co-participation for reinsurance layers placed between $12.5 million and $100 million.
•
For the 2025 treaty year, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2.5 million retention, with a co-participation of 10.0% in the $2.5 million to $5 million layer, 5.0% in the $5 million to $10 million layer, and no co-participation for reinsurance layers placed between $10 million and $75 million.
•
Our 2026 casualty excess of loss treaty renewed effective January 1, 2026, securing comparable coverage on a per occurrence basis for each loss, up to $75 million less a $2.5 million retention, with a co-participation of 10.0% in the $2.5 million to $5.0 million layer, 1.35% in the $5 million to $10 million layer, and no co-participation for reinsurance layers placed between $10 million and $75 million.
•
For 2025 and 2026, Core Commercial and Specialty segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the Specialty segment's surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $70 million, less a $7.5 million retention, with no co-participation.
•
In addition, we employ other reinsurance, including facultative, excess of loss, quota share and stop loss for individual segments and portfolios. The type and structure of reinsurance are generally customized for the profile of the exposure.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe occurrence excess of loss treaty in July 2026 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing, and terms and conditions.

During 2021, we entered into an agreement to transfer our Excess and Casualty Reinsurance Association (“ECRA”) pool participations to a third-party reinsurer. This transfer was executed through a 100% reinsurance arrangement for our ECRA claim liability participations, which were written during the period 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. In 2025, we completed an insurance business transfer of our ECRA liabilities to a third-party insurer pursuant to Oklahoma law, which novation has fully relieved us of our obligations to ECRA policyholders. This transaction had no significant impact on our results of operations.

Catastrophe Bonds

We have catastrophe protection through per occurrence excess of loss reinsurance agreements with Commonwealth Re Ltd. (“Commonwealth Re”), an independent company, licensed as a Special Purpose Insurer in Bermuda. This program includes two active agreements that were effective July 1, 2025 (“2025 agreement”) and July 1, 2023 (“2023 agreement”).

In connection with the 2025 agreement and the 2023 agreement, Commonwealth Re issued notes (generally referred to as “catastrophe bonds”) to unrelated investors for an aggregate principal amount of $200 million and $150 million, respectively, consistent with the amount of coverage provided under the reinsurance agreements as described below. The proceeds have been deposited in a reinsurance trust account.

Coverage under the 2025 agreement includes specified personal and commercial property in all fifty states of the U.S. and the District of Columbia for catastrophe losses from named tropical storms or hurricanes, including all events or perils directly resulting from such storms or storm systems, as well as from earthquake, severe thunderstorms, winter storms and wildfires. Coverage under the 2023 reinsurance agreement is limited to the following geographies in the United States: Connecticut, Delaware, the District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and all waters contiguous thereto, and coverage is provided for catastrophe losses from named tropical storms or hurricanes, including all events or perils directly resulting from such storms or storm systems.

The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Catastrophe events under the 2025 agreement are covered through June 30, 2028. This agreement provides up to $200 million of coverage, subject to a $1.1 billion retention; whereas the 2023 agreement provides up to $150 million of coverage, subject to a $1.8 billion retention, through June 30, 2026. The attachment point and maximum limit under these agreements are reset annually to adjust the expected loss of the layer within a predetermined range. Under the terms of the reinsurance agreement, we are obligated to pay annual reinsurance premiums to Commonwealth Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed our actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to us under these reinsurance agreements.

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

With regards to Commonwealth Re, we evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIE”). Under this guidance, an entity that is formed for business purposes is considered a VIE if (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that have a significant effect on the entity’s operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements. We concluded that Commonwealth Re was a VIE because the conditions described in items (a) and (b) above were present. However, while Commonwealth Re was determined to be a VIE, we concluded that we do not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Commonwealth Re and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (we have neither an equity nor a residual interest in Commonwealth Re). Accordingly, we are not the primary beneficiary of Commonwealth Re and do not consolidate that entity in our consolidated financial statements. Additionally, because we have no intention to pursue any transaction that would result in our acquisition of an interest in and becoming the primary beneficiary of Commonwealth Re, the consolidation of that entity in our consolidated financial statements in future periods is unlikely.

We have not incurred any losses that have resulted or are expected to result in a recovery under agreements with Commonwealth Re.

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

As required by the Program, we offer policyholders, in specific lines of commercial insurance, the option to elect terrorism coverage. For a loss event to be reinsured under the Program, the loss event must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from events which do not qualify or are not so certified will not receive the benefit of the Program. Such losses may be deemed covered losses under the insured’s policy whether or not terrorism coverage was purchased. Further, under the Terrorism Risk Insurance Program Reauthorization Act of 2019, our share of U.S. domestic losses in 2025 from such events, if deemed certified terrorist events, would have been limited to 20% of losses in excess of an approximate $608 million deductible, which represented 20.5% of year-end 2024 statutory policyholder surplus of our insurers and, is estimated to be $629 million in 2026, representing 18.8% of 2025 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the Federal government and all insurers of $100 billion.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities, and pooling arrangements, which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities, and pooling arrangements comprise $832.7 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2025, $829.2 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association that reinsures claims that arise under Michigan’s unlimited personal injury protection coverage, which is one of the available coverage options under Michigan’s no-fault automobile insurance statute. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $675,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited PIP benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 49% and 52% of our total personal automobile gross reserves at December 31, 2025 and 2024, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2025, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities, and pooling arrangements, we had $1,178.4 million of reinsurance assets due from traditional reinsurers as of December 31, 2025. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agencies. In certain instances, for example in our Hanover Programs business, we also require from the reinsurer, a deposit of assets in trust, letters of credit or other acceptable collateral in order to support balances due from reinsurers that provide reinsurance only on a collateralized basis.

The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2025, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A+	$251.0
Berkshire Hathaway Inc. (Transatlantic Reinsurance Co. and General Reinsurance Corp)	A++	190.3
Societe De Groupe D’Assurance Mut Covea (Partner Reinsurance Company of the U.S.)	A+	87.6
Lloyd’s Syndicates	A+	87.3
Chubb Limited	A++	62.8
Munich Reinsurance Companies	A+	62.1
Toa Reinsurance Company Ltd.	A	53.3
Nationwide Mutual Insurance Company	A	44.5
Liberty Mutual Holding Company Inc.	A	35.4
Swiss Re Ltd.	A+	34.5
Subtotal		908.8
All other reinsurers		269.6
Residual markets, facilities, and pooling arrangements		832.7
Total		$2,011.1

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

We have established a reserve for uncollectible reinsurance of $6.8 million as of December 31, 2025, or 0.3% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2025 for uncollectible reinsurance recoverables.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large wildfire event affecting California, or a large coastal event, particularly one affecting Massachusetts, Texas, North Carolina or South Carolina, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in loss costs of $16.7 million in 2025. There were no other mandatory residual market mechanisms that were significant to our 2025 results of operations.

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

DECEMBER 31	2025	2024	2023
(in millions)
Statutory reserve for losses and LAE	$6,003.0	$5,733.2	$5,618.7
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,850.3	1,829.8	1,795.0
Statutory reserves for discontinued accident and health business	(114.2)	(116.6)	(118.1)
Other	16.1	14.8	12.5
GAAP reserve for losses and LAE	$7,755.2	$7,461.2	$7,308.1

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former accident and health insurance business. This discontinued accident and health business includes interests in 22 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $107.4 million at December 31, 2025. The long-term care pool accounted for approximately 72% of these reserves as of December 31, 2025. Reserves for the long-term care pool are discounted. Reserves for individual medical, residual health insurance policies, and all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued businesses.

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

Also included in discontinued operations are our former life insurance and Chaucer businesses, which include activities that were not significant to our 2025 results. We retain indemnification obligations with respect to these businesses.

INVESTMENT PORTFOLIO

We held $11.5 billion of investment assets and cash at December 31, 2025. Approximately 95% of our total investment holdings are managed externally including our investment-grade fixed maturities, limited partnership investments, commercial mortgage loan participations, high-yield fixed maturity portfolio and leveraged loan holdings.

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

Investments held by our regulated insurance subsidiaries are subject to state insurance statutes governing permitted investments. Investment considerations include asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. At December 31, 2025, our fixed maturity portfolio duration was approximately 4.3 years. We seek to maintain sufficient liquidity to support the cash flow requirements associated with our insurance and corporate liabilities by laddering the maturities within the portfolio, closely monitoring fixed maturity duration, and holding high-quality liquid public securities.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had approximately 4,900 employees, all of whom are located in the United States. We believe our relations with employees are positive, as evidenced by employee feedback received through employee surveys and other formal and informal channels.

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

Engagement and Alignment with Company Culture

We believe that an employee workforce that is engaged and aligned with our core cultural values of collaboration, accountability, respect and empowerment (our CARE values) is fundamental to delivering on our business commitments. Management focuses on maintaining an engaged workforce by providing transparent communications and soliciting employee feedback informally, and through focus groups and employee surveys, including a comprehensive survey of our entire workforce in 2025, by an independent third-party firm. To foster accountability, every employee, regardless of role, receives a formal evaluation and performance discussion annually, and the evaluation process is aligned to our CARE values and expected leadership behaviors. In addition, we expect that performance connections take place between manager and employee on an ongoing basis to review goals, overall performance, development opportunities, and demonstration of leadership and corporate values.

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

Incentivized Workforce

The emphasis on our overall performance is intended to align the employee’s financial interests with the interests of shareholders. Our compensation philosophy is based on a merit system where employees are paid for their performance and recognized for their talents and contributions. We are committed to fair and equitable total compensation that includes base pay and short- and long-term incentives that are competitive with others in our industry, while also promoting internal equity across our organization. We offer a 401(k) plan with a company matching contribution, flexible paid time off policies, a tuition reimbursement program, an employee stock purchase program, retirement planning services, and health and well-being benefits described below, among other benefits. Most employees receive some form of short-term incentive compensation either based on annual goals with the funding and metrics approved by the Compensation and Human Capital Committee of the Board of Directors (“CHCC”) or through a general bonus program. Additionally, our senior leaders receive long-term incentive compensation in the form of equity awards.

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

Accountability for building an organization of the future has been established by incorporating Board oversight of these issues, as part of our larger corporate culture, into the charter of the CHCC and by including support of and progress on these initiatives as part of the incentive compensation evaluation process.

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

Our website address is https://www.hanover.com. We make available, free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Code of Conduct is also available, free of charge, on our website. Additionally, our Corporate Governance Guidelines and the charters of our Audit Committee, CHCC, Committee of Independent Directors, and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them. Unless specifically incorporated by reference, information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A–RISK FACTORS

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. The words “believes,” “anticipates,” “expects,” “projections,” “outlook,” should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” “designed” and similar expressions are intended to identify forward-looking statements. Our businesses are in rapidly changing and competitive markets, and involve a high degree of risk and unpredictability. Forward-looking projections are subject to these risks and unpredictability.

Risks Related to Underwriting, Risk Aggregation and Risk Management

Our results may fluctuate as a result of cyclical or non-cyclical changes in the property and casualty insurance industry.

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is materially affected by the following items:

•
increases in costs, particularly those occurring after the time our insurance products are priced, including construction, automobile repair, and medical and rehabilitation costs. These have resulted from, and may continue to result from, inflation, rises in the cost of products due to disruptions in supply chains, tariffs or other factors, as well as “cost shifting” from health insurers to casualty and liability insurers (whether as a result of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, state or federal healthcare legislation, lower reimbursement rates by health insurers or government-sponsored insurance, or legislation and/or litigation related to the Medicare Secondary Payer Act, which may impose reporting, additional costs, and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;
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

We generate a significant portion of our net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast. In addition, a significant amount of Core Commercial and Specialty net written premium is generated in California and Texas. For the year ended December 31, 2025, approximately 18.7% and 8.0% of our net premiums written in our business were generated in the states of Michigan and Massachusetts, respectively, and approximately 11.9% and 7.4% of our Core Commercial and approximately 12.5% and 9.7% of our Specialty net premiums written were generated in California and Texas, respectively. Many states in which we do business impose significant rate control and residual market charges, and/or restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future will experience, catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various natural or manmade events, including hurricanes, tornadoes and other windstorms, hail, floods, earthquakes, fires, drought, severe winter weather and other convective storms, volcanic eruptions, tropical storms, solar flares, tsunamis, sabotage, civil unrest, terrorist actions, explosions, nuclear accidents and power outages, which could be exacerbated by infrastructure failures. The frequency and severity of catastrophes are inherently unpredictable.

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

Global climate change from rising planet temperatures over the last several decades has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures, sea level rise, and drought. Further increases or persistence in these conditions could lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and to higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of catastrophe losses, such as rising sea levels, as a result of global climate change, may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

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

Like insurance companies, reinsurance companies can also be adversely impacted by catastrophes. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment and available capacity, but there can be no assurance that we have adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Information About Operating Segments - Reinsurance, not all of our 2026 reinsurance programs for the Core Commercial, Specialty and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other rules requiring them to continue to provide reinsurance coverage, limit cost increases, or mandate coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur again in the future, may adversely affect our ability to obtain such reinsurance coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, and cost of reinsurance, as well as the creditworthiness of reinsurers could continue to be adversely affected by new or more frequent catastrophes, terrorist attacks, cyber risks, and the perceived risks associated with future terrorist activities, global conflicts, the threat of nuclear conflict, changing legal and regulatory environments (including changes that could create new insured risks) and currency risk. Federal reinsurance for terrorism risks coverage offered by insurers is available under the federal terrorism risk insurance program, but it only applies to certified events of terrorism (as defined in the legislation) and contains certain caps and deductibles. Although the federal terrorism risk insurance program coverage is in effect through December 31, 2027, if this program is modified unfavorably by the government, then private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates given the stabilizing effect this federal terrorism program provides the reinsurance market.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2025, our reinsurance recoverables (including from the MCCA) amounted to approximately $2.0 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor our reinsurers and their financial condition, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk. In the event of losses, we may look to “draw down” on this collateral to satisfy reinsurance recoveries due to us, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Risks Related to Regulation, Mandatory Market Mechanisms and Mandatory Assessments

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including: limitations on the authorization of lines of business; underwriting limitations; the ability to utilize credit-based insurance scores; pricing models; use artificial intelligence (“AI”); use of gender, geographic location, publicly available information (such as on social media), education, occupation, income, or other factors in underwriting; the setting of premium rates; the requirement to write certain classes of business that we might otherwise avoid, or charge different premium rates; restrictions on the ability to withdraw from certain lines of business or terminate policies, or classes of policyholders and the approval of policy forms; the establishment of standards of solvency; the licensing of insurers and agents; the ability to terminate agents; supervisory and liability responsibilities for agents; compensation of and contractual arrangements with independent agents; concentration of investments; levels of reserves; the payment of dividends; transactions with affiliates; changes of control; and, information security, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records or driver’s license numbers). From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores or other risk-based pricing factors in underwriting or rating our Personal Lines business. The elimination of the use of risk-based pricing factors could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Legislative and regulatory restrictions are constantly evolving and are subject to the then-current political pressures. For example, following major events, states have considered, and in some cases adopted, proposals such as homeowners’ “Bill of Rights,” restrictions on storm deductibles, additional mandatory claim handling guidelines and mandatory coverages. More recently, the California Insurance Commissioner restricted the ability of carriers to non-renew certain coverages in wildfire disaster areas, and the New York Department of Financial Services and regulatory agencies in other states have enacted comprehensive cybersecurity regulations and required insurers to take steps related to global climate change.

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

Our business could be negatively impacted by adverse state and federal legislation, regulation, executive orders, or judicial developments, including those resulting in: decreases in rates, including for example, recent regulatory or bureau actions to mandate reduced premiums for workers’ compensation insurance; limitations on premium levels or limitations that inhibit our ability to secure timely approvals of rate filings; coverage and benefit mandates; limitations on the ability to manage care and utilization or other claim costs; requirements to write certain classes of business or in certain geographies; restrictions on underwriting, methods of compensating independent producers, or our ability to cancel or renew certain business (which negatively affects our ability to reduce concentrations of property risks); higher liability exposures for our insureds; increased assessments or higher premium or other taxes; and enhanced ability to pierce “no fault” thresholds, recover non-economic damages (such as “pain and suffering”), or pierce policy limits.

These regulations serve to protect customers and other third parties and are often heavily influenced by the then-current political environment. If we are found to have violated an applicable regulation, an administrative or judicial proceeding may be initiated against us that could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

In addition, we are reliant upon independent agents and brokers to market our products. Changes in regulations related to insurance agents and brokers that materially impact the profitability of the agent and broker business or that restrict the ability of agents and brokers to market and sell insurance products would have a material adverse effect on our business.

Further, as we continue to expand our business into new regions, either organically or through acquisitions, we may become subject to the regulations and different regulatory bodies governing such business in those locales.

From time to time, we are also involved in investigations and proceedings by federal, state, and other governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

We are subject to uncertainties related to Michigan PIP Reform.

Starting in 1973, the state of Michigan required all personal and commercial automobile polices issued in the state to include no-fault personal injury protection (“PIP”) coverage without a cap on maximum benefits allowed (i.e., “unlimited PIP benefits”). Insurers were required to retain a portion of the risk and the MCCA, a legislatively-created reinsurance mechanism, reinsures the portion of the risk in excess of the insurer’s mandated retention. The mandatory retention amount increases biennially at a statutory mandated rate and is currently $675,000. Premiums on Michigan automobile policies include a charge for both the insurer’s retained amount and a separately identified pass-through charge determined by the MCCA.

In response to concerns about the overall cost and affordability of automobile insurance, in June 2019, Michigan enacted legislation (which became effective July 2, 2020) that significantly changed no-fault and PIP systems. The legislation eliminated the requirement that all insureds purchase unlimited PIP coverage and instead substituted tiered limits, ranging from zero (for those with certain health benefits meeting specified criteria) to unlimited benefits. In contrast, the minimum amounts of bodily injury coverage drivers were required to purchase increased. The legislation included underwriting and other restrictions and mandates, in addition to subjecting rates, forms and rules to prior approval from the Michigan Department of Insurance and Financial Services (“Michigan Insurance Department”) before implementation.

The legislation also imposed various cost controls, including medical fee schedules based on a multiple of Medicare reimbursement rates, and mandated PIP premium rate reductions with an eight-year premium rate freeze for the PIP component of automobile policies. The Michigan Insurance Department also enacted regulations to establish statutorily required utilization controls. The rate freeze was effective contemporaneously with the adoption of the legislation and the mandatory rate reduction was effective July 2, 2020, and the expense and utilization controls went into effect on July 1, 2021.

In most years, MCCA operates with a deficit, which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors, although historically its annual operations have been cash flow positive. As of December 31, 2025, our estimated reinsurance recoverable from the MCCA was $829.2 million. This estimate is subject to change and will be revised further as the actual impacts of these cost saving measures emerge in the future, or in the event that recent legal challenges or legislative revisions to the reform ultimately prevail.

Many medical and other providers who receive reimbursement under the PIP system strenuously objected to the fee schedules, cost controls and utilization restrictions imposed by the new legislation, and since its adoption, we have experienced (and may continue to experience) an increase in litigation from these providers demanding higher reimbursements. This litigation could increase depending on the outcome of these and other ongoing legal challenges.

For the year ending December 31, 2025, Michigan personal automobile insurance represented approximately 41% of our total personal automobile net premiums written. PIP net written premium (which does not include the MCCA pass-through assessment) represents approximately 18% of those Michigan personal automobile premiums. It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Michigan personal automobile lines.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory pooling arrangements.

In most of the jurisdictions that we operate in, our insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the years ended December 31, 2025, 2024 and 2023 our participation in these mechanisms and pooling arrangements was not significant to our underwriting results. However, our results of operations could be adversely affected in the future.

Additionally, increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR plans or other residual market mechanisms, particularly in the states of California, Massachusetts, Texas, or North Carolina, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, as well as new legislation, or changes in existing case law, could expose us to significant risks of increased assessments from these residual market mechanisms. There could also be a significant adverse impact as a result of losses incurred in those states due to hurricane or other high loss exposures, as well as the declining number of carriers providing coverage in those regions. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We also have credit risk associated with certain mandatory reinsurance programs, such as the MCCA. See “We are subject to uncertainties related to Michigan PIP Reform,” above for more information on the MCCA.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on the proportionate share of the premiums written by member insurers in the lines of business that the impaired or insolvent insurer is engaged in. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2025, we had net assessments totaling $2.0 million levied against us. As of December 31, 2025, we had $1.7 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

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

As the speed of digitization accelerates, we are subject to risks associated with both our agents’ and our ability to keep pace. In an increasingly digital world, agents who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to utilize more technology-driven agents or abandon the independent agency channel altogether. Additionally, if we are not able to keep pace with competitors’ digital offerings or advancements in the use of new technologies, such as AI tools, we may not be able to meet the demand from our agents or their customers, which could lead to a loss of customers, agents or both.

We may not be able to grow as quickly or as profitably as we intend, which is important to our current strategy.

Over the past several years, we have made, and our current plans are to continue to make, significant investments in our Core Commercial, Specialty and Personal Lines of businesses, in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. From time to time, we may also identify opportunities for growth through acquisitions. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, either organically or through acquisitions, or that we will not alter our current strategy due to changes in our markets, economic conditions or an inability to successfully maintain acceptable margins on new or existing business or for other reasons, including general economic conditions, elevated weather severity or otherwise, in which case premiums written and earned, operating income and net book value could be adversely affected.

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

As we enter new states or regions or grow our business, either organically or through acquisitions, there can be no assurance that we will not experience higher loss trends than anticipated.

Risks Related to Technology, Information Security, Privacy and Third-Party Suppliers

If we or our suppliers experience unforeseen interruptions or difficulties in the operation of the information technology systems that support our business, our operations, reputation, and financial results could be negatively affected.

We and certain third-party partners rely on the continuous availability and proper functioning of our information technology systems and those of our third-party vendors to process, store, retrieve, evaluate, and use internal and external data and to perform necessary insurance functions. These functions include providing insurance quotations, processing premium payments, servicing, and modifying existing policies, filing and paying claims, supporting agents, brokers, and policyholders, and managing our investment portfolios. Our systems, and those of our suppliers, may be subject to interruptions, failures, or degradation due to technological or human errors, software or hardware defects, vulnerabilities, system capacity limitations, computer or communications failures, power outages, disruptions during system upgrades or replacements, adverse weather, or natural disasters, cyberattacks, or other unexpected events.

If these systems are disrupted or become inaccessible to our employees, agents, brokers, or policyholders for an extended period, and if our disaster recovery or business continuity plans or those of our suppliers are inadequate or do not function as intended, our ability to conduct business could be impaired. Prolonged or severe disruptions could result in the loss of critical data, harm to policyholder, agent, and partner relationships, increased claims or operating costs, reputational damage, and adverse impacts on our operations and financial results.

Our inability to adapt to or implement new technologies, including artificial intelligence, could adversely affect our business and results of operations, and the use of new technologies may create unforeseen exposure or coverage issues.

We rely on a broad range of advanced technologies, including AI, to support our operations. As these technologies continue to rapidly evolve, our business could be adversely affected if we are unable to effectively adopt, update, integrate, or scale new capabilities in a timely or cost-effective manner. Competitors with greater technology investments or faster innovation cycles may introduce enhanced AI enabled tools, digital experiences, or analytic capabilities that improve efficiency, the customer or agent experience, and business outcomes. If we fail to keep pace with such developments, we may face disadvantages in attracting and retaining policyholders, supporting our distribution partners, or achieving operational efficiency, which could adversely affect our business and results of operations. New or evolving technologies, including AI, may also create unforeseen exposures or coverage issues under the policies we write or introduce new forms of claims fraud or cybercrime. In addition, regulatory standards relating to the use of AI in the states where we do business are also evolving and may increase the complexity of our compliance and reporting obligations, as well as the regulatory risks associated with our use of this technology.

Our operations, financial performance and reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we, or our suppliers, are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.

We rely extensively on the security, integrity, and availability of our information technology systems and those of our agents, brokers, third-party administrators, claims vendors, catastrophe response partners, and other service providers to underwrite policies, price risk, service policyholders, adjust and pay claims, manage reinsurance arrangements, and store and process large volumes of sensitive personal and commercial information. These systems are exposed to continuously evolving cybersecurity threats, including unauthorized access, malware, ransomware, distributed denial of service attacks, phishing and other social engineering schemes, insider threats, software vulnerabilities, and operational or system failures. A cybersecurity attack or other security incident affecting us or a third-party service provider could disrupt our ability to quote, bind, issue, or service policies, impede claims intake, investigation, or settlement, compromise or misappropriate confidential agent, policyholder, claimant, or commercial customer information, affect our catastrophe response capabilities, or interfere with the operation of telematics, Internet of Things devices, or other data collection tools used in underwriting or claims processing. Such events could also expose us to regulatory investigations or enforcement actions by state insurance departments, litigation, contractual liabilities to distribution partners, remediation costs, operational delays, reputational harm, and adverse impacts on our financial condition or results of operations. Although we maintain a cybersecurity program designed to prevent, detect, and respond to security threats and continually enhance our defenses, no control environment can eliminate all risk. Like many companies in the property and casualty insurance industry, we and our third-party service providers have experienced, and are likely to continue to experience, cybersecurity events and attempts to compromise systems. To date, these events have not had a material adverse effect on our business, but there is no assurance that future incidents will not be material. Cybersecurity threats continue to grow in frequency and complexity, including due to the rapid advancement and use of AI by threat actors. As a result, we may be required to devote additional financial, technological, and personnel resources to monitor, detect, investigate, contain, mitigate, remediate, or defend against such threats. These efforts may increase costs and divert resources from other operational or strategic priorities.

We also rely on numerous third parties, including agents, brokers, claims adjusters, contractors, independent appraisers, managed repair networks, cloud providers, and other vendors, all of whom face similar cybersecurity risks. A cybersecurity incident affecting one of these third parties could compromise our data or systems, disrupt our business processes, or increase our exposure to regulatory, operational, or financial risks through the interconnected nature of our business relationships. While we employ oversight and protective measures intended to reduce these risks, we cannot guarantee that our controls or those of our third parties will prevent all cybersecurity incidents.

For more information on how we handle cybersecurity, see Item 1C. Cybersecurity.

Any failure to protect the confidentiality of personal information could adversely affect our reputation or expose us to fines, penalties or litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to safeguard the confidential and personal information of our customers, business partners, employees, claimants and applicants. We are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy, data security, and contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly from jurisdiction to jurisdiction, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the states in which we operate, to adopt comprehensive privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with data security or privacy laws or regulations could subject us to regulatory enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential personal information is misappropriated from our systems, those of our vendors or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, impart reputational or other harm, and/or have a material adverse effect on our business. Additionally, privacy legislation may make our business partners more reluctant to share information with us that is useful in conducting our business.

If we fail to effectively manage our third-party suppliers, or if their ability to perform were negatively impacted, our business, financial performance and reputation could be adversely affected.

We rely upon, and in the future may increase our reliance upon, third-party vendors for certain of our technology, data storage and business process functions. If we do not effectively manage these vendors, they do not perform as anticipated, if the costs associated with using such suppliers increase or if they experience technological, data security or other problems, we may not realize productivity improvements or cost efficiencies, and we may experience operational difficulties, increased costs, liabilities for breaches of confidential or personal information, loss of business, and reputational damage. Moreover, if our use of third-party providers outside of the United States were to be impacted by global differences in social and cultural expectations, political instability, or substantially different, conflicting or onerous regulatory requirements or policies, it could also impact our operational effectiveness.

Risks Related to Competition and Competitors in the Property and Casualty Insurance Market

Intense competition could negatively affect our ability to maintain or increase our profitability, particularly in light of the various competitive, financial, strategic, technological, structural, informational and resource advantages that our competitors have.

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, specialty insurance companies, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies that may not have shareholders and may have different profitability targets than publicly or privately owned companies. In prior years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical, technological, and operating resources than we do, greater access to data analytics or large-scale data, and may be able to offer a wider range of, or more sophisticated, core commercial, specialty and personal line products. Some of our competitors also have different marketing, advertising and sales strategies than we do and market and sell their products to consumers directly. In addition, competition in the U.S. property and casualty insurance market has intensified over the past several years. This competition has had, and may continue to have, an adverse impact on our revenues and profitability.

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

We also face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Recent entries into the property and casualty marketplace by large technology companies, retail companies, so-called “Insurtech” companies and other non-traditional insurance providers, who aim to leverage their technology, expertise, direct access to customers, access and ability to manipulate large-scale data, use of AI, speed in responding to customer requests and other developing opportunities, may increase competition. Increased competition could make it difficult for us to obtain new or retain existing customers. It could also result in increasing our service, administrative, policy acquisition or general expenses as we seek to distinguish our products and services from those of our competitors. In addition, our administrative, technology and management information systems’ expenditures could increase substantially as we try to maintain or improve our competitive position or keep up with evolving technology in order to deliver the same or similar customer or agency experience as those offered by our competitors.

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

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, and S&P Global. These ratings reflect the rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, position in the marketplace, risk management, and the ability to meet policyholder obligations. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies, and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true given that rating agencies may change their ratings criteria.

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

Risks Related to Investments, Capital Markets and Economic Conditions

Market fluctuations and difficult general economic, market and political conditions may negatively affect our business, profitability, investment portfolio, and the market value of our common stock.

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

At December 31, 2025, we held approximately $11.5 billion of investment assets in categories such as fixed maturities, limited partnerships, commercial mortgage loans, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, changing government policies, including monetary policies, fiscal policies, governmental shutdowns, and geopolitical risks (which may include the impact of terrorism in various parts of the world, civil unrest, pandemic events, and global or regional hostilities). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

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

Debt securities comprise a material portion of our investment portfolio. Although we have an investment strategy that provides for asset diversification, the concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Changes in interest rates can also affect our debt securities. Future increases could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. Conversely, future decreases could result in increased prepayments as borrowers refinance outstanding debt resulting in acceleration of portfolio cash flows and lower investment income. We cannot provide assurance that impairment charges will not be necessary in the future. In addition, evaluation of fixed income securities for credit-related impairment losses includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

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

Market conditions also affect the value of assets under our employee pension plans, including our qualified defined benefit plan. The expense or benefit related to this plan results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2025, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by $4.3 million at December 31, 2025. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2025, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences and behaviors, could result in a need to fund more into the qualified plan to maintain an appropriate funding level.

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

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain, particularly in light of inflationary pressures and potential recessionary impacts on the economy. Market uncertainty could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations upon sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Changes in these subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur impairment losses that would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity and capital position. Impairment determinations, like valuations, are also subjective, and changes to the methodologies, estimates, assumptions and judgments used to determine impairments may affect the timing and amount of impairment losses recognized in our results of operations. Temporary declines in the market value of our available-for-sale fixed maturities are recorded as unrealized losses, which do not affect net income and earnings per share, but increase accumulated other comprehensive loss or reduce accumulated other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional impairment losses and/or unrealized or realized investment losses in the future.

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

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices, and real estate market conditions. Significant declines in equity prices and real estate market conditions, changes in interest rates, and changes in credit spreads each could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental policies, domestic and international economic and political conditions and other factors beyond our control. A rise in market yields would reduce the fair value of our investment portfolio, but it provides the opportunity to earn higher rates of return on funds reinvested. A decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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

Inflationary pressures may negatively impact expenses and reserves.

Inflationary pressures in the U.S. may negatively impact the results of our operations and the adequacy of our prior reserves through increased costs associated with paying claims and operational expenses. Given the breath of our underwriting portfolio, inflation impacts could vary based on coverage and market conditions, ranging from the cost of construction or automobile parts to the cost of health care and medical procedures, to the rise of litigation trends and awards.

Risks Related to Capital, Liquidity and Cash Flow

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts and may be required to provide capital to support their operations.

We are a holding company for a group of insurance companies, and our principal assets are the shares of capital stock of these subsidiaries. Our ability to make required interest payments on our debt, as well as our ability to pay operating expenses and pay dividends to shareholders, depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. We are required to notify insurance regulators prior to paying any dividends from our insurance subsidiaries, and pre-approval is required with respect to “extraordinary dividends.”

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

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 1C–CYBERSECURITY

Risk Management and Strategy

Our business operations depend heavily on the ability of our employees, agents, brokers, claims vendors, catastrophe response partners, cloud providers, and other third parties to access internal and external systems and data needed to perform essential insurance functions. We rely on the confidentiality, integrity, and availability of large volumes of data and information, including non-public information, and on the technology systems that process and store such information. These systems are critical to underwriting, pricing, claims handling, policy servicing, reinsurance management, financial reporting, and other activities important to our ability to grow our business, operate efficiently, and generate earnings. As described in “Risk Factors” in Part I Item 1A, we and our third-party service providers have experienced, and are likely to continue to experience, cybersecurity events and data incidents. While none of these events have had a material adverse effect on our business to date, no assurance can be given that future events will not have a material adverse impact on our business, results of operations, financial condition, or relationships with business partners and customers.

We maintain an enterprise-wide cybersecurity program that provides governance, structure, and executive oversight for identifying, assessing, and managing cybersecurity risks. Our cybersecurity program aligns with leading industry frameworks including the National Institute of Standards and Technology Cyber Security Framework and the Control Objectives for Information and Related Technologies framework. The program is designed to identify relevant assets and associated risks, protect against unauthorized access or misuse, detect and respond to cybersecurity events, and support the timely recovery of systems and information. The program uses a defense in depth approach supported by layered technical and administrative controls intended to protect the confidentiality, integrity, and availability of our information assets.

We continually assess our cybersecurity and threat detection capabilities, including our ability to identify and respond to emerging tactics, techniques, and procedures used by threat actors. This includes monitoring the increased use of artificial intelligence by threat actors and evaluating potential impacts on our threat landscape. Our cybersecurity program incorporates ongoing risk management practices such as maintenance of a cyber risk register, threat intelligence tracking, control monitoring using key performance indicators, independent control testing performed by internal audit, annual third-party risk assessments, external penetration testing, and regular cyber incident response exercises. We also use a security capability mapping process, together with our cyber risk and enterprise risk assessments, to evaluate emerging technologies and to inform ongoing investment decisions that support the maturity of our cybersecurity program.

We collaborate with industry associations, government agencies, peers, and external advisors to monitor the evolving threat environment and to incorporate industry best practices into our cybersecurity processes. These collaborations contribute to our understanding of threat actor behavior, regulatory developments, and effective approaches to cybersecurity readiness, including incident response procedures. Cybersecurity risk management activities are integrated into our enterprise risk management framework so that cyber risks are evaluated alongside other enterprise level risks to support decision making, planning, and governance.

Our third-party risk management program assesses the inherent risks associated with third party service providers and helps guide our due diligence and ongoing monitoring of those parties. Through this process, information security personnel, in coordination with our vendor management operations, evaluate the information security, privacy, and business continuity practices of both prospective and existing service providers.

We manage cybersecurity incidents through a documented incident response plan executed by an incident response team consisting of senior leaders and subject matter experts from information security, legal, compliance, risk management, communications, facilities, operations, marketing and distribution, finance, and human resources. The plan also provides for the engagement of external legal counsel and digital forensics resources who are familiar with our systems and incident response processes and who participate in our tabletop exercises. We maintain a formal escalation process based on incident nature and severity for notifying and engaging executive leadership, the Audit Committee and the Board of Directors. The incident response plan is integrated with our business continuity and emergency response plans.

Governance

Our Board of Directors oversees major risks facing the organization, including cybersecurity and operational risks, and reviews management’s plans to mitigate such risks. The Board has designated the Audit Committee to have primary responsibility for oversight of cybersecurity risk management. The Audit Committee reviews management’s approach to managing cybersecurity and privacy risk and receives updates regarding the programs used to monitor, detect, and respond to cybersecurity threats. These updates include information regarding emerging threats, internal and external risk assessments, key developments in cybersecurity risk management practices, security and infrastructure investments, regulatory and compliance updates, and cybersecurity incidents.

Our Chief Information Security Officer (“CISO”) has primary responsibility for our cybersecurity program and leads our information security department. Our CISO has 25 years of experience in information technology, including 15 years of experience in cybersecurity in the property and casualty insurance industry. Our information security team includes personnel with diverse experience and relevant certifications. The CISO reports to our Chief Information and Innovation Officer (“CIIO”), who reports directly to our Chief Operating Officer. The CISO and the CIIO regularly update executive management regarding cybersecurity risks, threats, incidents, and program developments. Members of the information security team also participate in our Enterprise Risk Management Group, which includes senior leaders who meet regularly to evaluate new and emerging risks, including cybersecurity related risks.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG.” On February 18, 2026, we had approximately 12,262 shareholders of record and 35,149,316 shares of common stock outstanding. On the same date, the trading price of our common stock was $174.47 per share.

DIVIDENDS

We currently expect that quarterly cash dividends, comparable to the $0.95 per share dividend we paid in the fourth quarter of 2025, will continue to be paid in the future; however, the payment of future quarterly cash dividends or, from time to time, the payment of special dividends, on our common stock will be determined by the Board of Directors based upon cash available at our holding company, our results of operations and financial condition, and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 11 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2025, we repurchased approximately 0.7 million shares, at an aggregate cost of $130.1 million. As of December 31, 2025, we had repurchased 8.8 million shares under this $1.3 billion program and had approximately $173 million available for additional repurchases.

Shares purchased in the fourth quarter of 2025 were as follows:

PERIOD	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2025	143,180	$174.06	143,180	$204
November 1 - 30, 2025	56,074	$179.25	55,786	$194
December 1 - 31, 2025	110,189	$182.67	108,010	$173
Total	309,443	$178.07	306,976	$173

(1)
Includes 288 shares and 2,179 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended November 30 and December 31, 2025, respectively.

ITEM 6–[RESERVED]

0ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”) for the years ended December 31, 2025 and 2024. This discussion and analysis includes comparative information between 2025 and 2024. Comparisons between 2024 and 2023 have been omitted from this Annual Report on Form 10-K; however, these comparisons may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2025. This discussion should also be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

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

Net income was $662.5 million in 2025, compared to $426.0 million in 2024, an increase of $236.5 million, primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $933.0 million in 2025 compared to $650.1 million in 2024, an increase of $282.9 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results in our Personal Lines segment, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated loss frequency trends, particularly in homeowners property and automobile collision coverages.

Pre-tax catastrophe losses were $276.3 million in 2025, compared to $375.9 million in 2024, a decrease of $99.6 million. The catastrophe losses in 2025 were due to severe convective storms across multiple states, and, to a lesser extent, the California Palisades and Eaton wildfires. The higher catastrophe losses in 2024 were primarily due to several convective storms across multiple states, with wind and hail damage representing the majority of reported losses, primarily in the Midwest, and, to a lesser extent, the impacts of hurricanes Helene and Beryl.

Net favorable development on prior years’ loss reserves was $70.4 million in 2025, compared to $67.4 million in 2024, an increase of $3.0 million.

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

Net premiums written increased 3.6% in 2025, compared to 2024, primarily due to renewal price increases and an increase in new business. Operating income before interest expense and income taxes decreased in 2025, primarily due to higher catastrophe losses and higher current accident year losses, partially offset by higher net investment income. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased 4.9% in 2025, compared to 2024, primarily due to renewal price increases and an increase in new business. Operating income before interest expense and income taxes increased in 2025, primarily due to higher net investment income, earned premium growth and higher net favorable development on prior year loss reserves. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 3.7% in 2025, compared to 2024, primarily due to renewal price increases, higher retention, and increased new business. Operating income before interest expense and income taxes increased in 2025, compared to 2024, primarily due to lower catastrophe losses, improvements in current accident year underwriting results, higher net investment income and earned premium growth.

DESCRIPTION OF SEGMENTS

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. The Other segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance subsidiaries’ employees and agents; and our run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2025 Compared to 2024

Consolidated net income was $662.5 million in 2025, compared to $426.0 million in 2024, an increase of $236.5 million. This increase was primarily due to higher after-tax operating income of $210.3 million, and, to a lesser extent, a decrease in after-tax net realized and unrealized investment losses of $23.1 million. Operating income before interest expense and income taxes was $933.0 million in 2025, compared to $650.1 million in 2024, an increase of $282.9 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results in our Personal Lines segment, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment.

The following table reflects operating income (loss) before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Operating income (loss) before interest expense and income taxes:
Core Commercial	$250.9	$281.6	$167.2
Specialty	296.1	257.7	243.5
Personal Lines	379.8	111.3	(304.3)
Other	6.2	(0.5)	(0.8)
Operating income before interest expense and income taxes	933.0	650.1	105.6
Interest expense on debt	(43.2)	(34.1)	(34.1)
Operating income before income taxes	889.8	616.0	71.5
Income tax expense on operating income	(193.6)	(130.1)	(15.3)
Operating income	696.2	485.9	56.2
Non-operating items:
Net realized and unrealized investment losses	(46.0)	(75.8)	(32.5)
Other non-operating	—	(2.4)	2.1
Income tax benefit on non-operating items	10.5	17.6	7.7
Income from continuing operations, net of taxes	660.7	425.3	33.5
Discontinued operations (net of taxes):
Income from discontinued life businesses	1.5	—	0.6
Income from Chaucer business	0.3	0.7	1.2
Net income	$662.5	$426.0	$35.3

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

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Operating revenues:
Net premiums written	$6,322.1	$6,083.6	$5,810.2
Net premiums earned	$6,161.1	$5,912.6	$5,663.1
Net investment income	454.4	372.6	332.1
Other income	24.9	28.0	30.8
Total operating revenues	6,640.4	6,313.2	6,026.0
Losses and operating expenses:
Losses and LAE	3,729.3	3,757.4	4,134.6
Amortization of deferred acquisition costs	1,285.2	1,221.7	1,176.0
Other operating expenses	692.9	684.0	609.8
Total losses and operating expenses	5,707.4	5,663.1	5,920.4
Operating income before interest expense and income taxes	$933.0	$650.1	$105.6

2025 Compared to 2024

Operating income before interest expense and income taxes was $933.0 million for the year ended December 31, 2025, compared to $650.1 million for the year ended December 31, 2024, an improvement of $282.9 million. This increase was primarily due to lower catastrophe losses, improvements in current accident year underwriting results in our Personal Lines segment, higher net investment income, and earned premium growth. These improvements were partially offset by higher current accident year losses in our Core Commercial segment. Pre-tax catastrophe losses were $276.3 million for the year ended December 31, 2025, compared to $375.9 million for the year ended December 31, 2024, a decrease of $99.6 million. The catastrophe losses in 2025 were due to severe convective storms across multiple states, and to a lesser extent, the California Palisades and Eaton wildfires. The higher catastrophe losses in 2024 were primarily due to several convective storms across multiple states, with wind and hail damage representing the majority of reported losses, primarily in the Midwest, and, to a lesser extent, the impacts of hurricanes Helene and Beryl. The improved Personal Lines current accident year underwriting results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated loss frequency trends, particularly in homeowners property and automobile collision coverages. The increase in Core Commercial current accident year losses was primarily in our commercial automobile and workers’ compensation lines of business, partially offset by lower current accident year losses in our commercial multiple peril line of business.

Net premiums written increased $238.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in net premiums written was primarily due to renewal price increases and new business.

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

	YEAR ENDED DECEMBER 31, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,624.1	$2,273.7	$2,211.0	5.1	63.9	33.5	97.4
Specialty	1,688.2	1,441.5	1,398.3	2.4	48.4	37.3	85.7
Personal Lines	2,710.3	2,606.9	2,551.8	5.0	64.3	25.7	90.0
Total	$7,022.6	$6,322.1	$6,161.1	4.5	60.5	31.1	91.6

	YEAR ENDED DECEMBER 31, 2024
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,503.1	$2,195.5	$2,148.8	3.6	60.6	33.8	94.4
Specialty	1,611.0	1,373.9	1,322.0	2.8	48.9	37.6	86.5
Personal Lines	2,618.8	2,514.2	2,441.8	10.7	74.0	25.6	99.6
Total	$6,732.9	$6,083.6	$5,912.6	6.4	63.5	31.3	94.8

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,394.4	$2,107.0	$2,060.3	8.3	65.8	33.2	99.0
Specialty	1,537.3	1,293.3	1,274.2	3.4	50.7	35.5	86.2
Personal Lines	2,501.2	2,409.9	2,328.6	20.4	91.6	25.5	117.1
Total	$6,432.9	$5,810.2	$5,663.1	12.2	73.0	30.5	103.5

The following tables summarize net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Core Commercial, Specialty and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2025
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,273.7	63.9	5.1
Specialty	1,441.5	48.4	2.4
Personal Lines:
Personal automobile	1,489.9	70.6	0.9
Homeowners & Other	1,117.0	55.6	10.7
Total Personal Lines	2,606.9	64.3	5.0
Total	$6,322.1	60.5	4.5

	YEAR ENDED DECEMBER 31, 2024
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,195.5	60.6	3.6
Specialty	1,373.9	48.9	2.8
Personal Lines:
Personal automobile	1,463.6	72.0	1.3
Homeowners & Other	1,050.6	76.8	23.7
Total Personal Lines	2,514.2	74.0	10.7
Total	$6,083.6	63.5	6.4

	YEAR ENDED DECEMBER 31, 2023
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Core Commercial	$2,107.0	65.8	8.3
Specialty	1,293.3	50.7	3.4
Personal Lines:
Personal automobile	1,404.2	81.3	2.5
Homeowners & Other	1,005.7	106.1	46.1
Total Personal Lines	2,409.9	91.6	20.4
Total	$5,810.2	73.0	12.2

The following tables summarize GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$158.5	$174.6	$365.3	$—	$698.4
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	7.1	56.8	7.2	(0.7)	70.4
Prior year favorable catastrophe development	11.0	4.0	11.0	—	26.0
Current year catastrophe losses	(124.4)	(38.1)	(139.8)	—	(302.3)
Underwriting profit (loss)	52.2	197.3	243.7	(0.7)	492.5
Net investment income	202.5	102.6	128.5	20.8	454.4
Fees and other income	5.2	4.8	14.7	0.2	24.9
Other operating expenses	(9.0)	(8.6)	(7.1)	(14.1)	(38.8)
Operating income before interest expense and income taxes	$250.9	$296.1	$379.8	$6.2	$933.0

	YEAR ENDED DECEMBER 31, 2024
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$174.3	$166.5	$252.2	$—	$593.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	17.7	46.2	4.9	(1.4)	67.4
Prior year favorable (unfavorable) catastrophe development	32.3	14.7	(5.0)	—	42.0
Current year catastrophe losses	(109.5)	(52.2)	(256.2)	—	(417.9)
Underwriting profit (loss)	114.8	175.2	(4.1)	(1.4)	284.5
Net investment income	170.4	84.5	106.7	11.0	372.6
Fees and other income	5.0	5.9	15.7	1.4	28.0
Other operating expenses	(8.6)	(7.9)	(7.0)	(11.5)	(35.0)
Operating income (loss) before interest expense and income taxes	$281.6	$257.7	$111.3	$(0.5)	$650.1

	YEAR ENDED DECEMBER 31, 2023
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$192.6	$167.2	$90.0	$—	$449.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(4.7)	48.8	(25.9)	(2.3)	15.9
Prior year favorable (unfavorable) catastrophe development	6.7	8.3	(15.0)	—	—
Current year catastrophe losses	(178.0)	(51.4)	(460.7)	—	(690.1)
Underwriting profit (loss)	16.6	172.9	(411.6)	(2.3)	(224.4)
Net investment income	151.8	71.1	96.8	12.4	332.1
Fees and other income	4.7	6.4	16.7	3.0	30.8
Other operating expenses	(5.9)	(6.9)	(6.2)	(13.9)	(32.9)
Operating income (loss) before interest expense and income taxes	$167.2	$243.5	$(304.3)	$(0.8)	$105.6

2025 Compared to 2024

Core Commercial

Core Commercial net premiums written were $2,273.7 million for the year ended December 31, 2025, compared to $2,195.5 million for the year ended December 31, 2024. The $78.2 million increase in net premiums written was primarily driven by renewal price increases and an increase in new business.

Core Commercial underwriting profit for the year ended December 31, 2025 was $52.2 million, compared to $114.8 million for the year ended December 31, 2024, a decrease of $62.6 million. Catastrophe losses for the year ended December 31, 2025 were $113.4 million, compared to $77.2 million for the year ended December 31, 2024, an increase of $36.2 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2025 was $7.1 million, compared to $17.7 million for the year ended December 31, 2024, a decrease of $10.6 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $158.5 million for the year ended December 31, 2025, compared to $174.3 million for the year ended December 31, 2024. The $15.8 million decrease in underwriting results was primarily due to higher current accident year losses, partially offset by lower expenses and earned premium growth. Higher current accident year losses were primarily due to our commercial automobile and workers’ compensation lines of business, partially offset by lower losses in our commercial multiple peril line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $1,441.5 million for the year ended December 31, 2025, compared to $1,373.9 million for the year ended December 31, 2024. The $67.6 million increase in net premiums written was primarily due to renewal price increases and an increase in new business.

Specialty underwriting profit for the year ended December 31, 2025 was $197.3 million, compared to $175.2 million for the year ended December 31, 2024, an increase of $22.1 million. Catastrophe losses for the year ended December 31, 2025 were $34.1 million, compared to $37.5 million for the year ended December 31, 2024, a decrease of $3.4 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2025 was $56.8 million, compared to $46.2 million for the year ended December 31, 2024, an increase of $10.6 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $174.6 million for the year ended December 31, 2025, compared to $166.5 million for the year ended December 31, 2024. The $8.1 million increase in underwriting results was primarily due to earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $2,606.9 million for the year ended December 31, 2025, compared to $2,514.2 million for the year ended December 31, 2024. The $92.7 million increase in net premiums written was primarily due to renewal price increases, higher retention, and increased new business.

Net premiums written in the personal automobile line of business for the year ended December 31, 2025 were $1,489.9 million, compared to $1,463.6 million for the year ended December 31, 2024, an increase of $26.3 million. Personal automobile policies in force decreased by 3.1% since December 31, 2024. Net premiums written in the homeowners and other lines of business for the year ended December 31, 2025 were $1,117.0 million, compared to $1,050.6 million for the year ended December 31, 2024, an increase of $66.4 million. Homeowners policies in force decreased by 2.6% since December 31, 2024.

Personal Lines underwriting profit for the year ended December 31, 2025 was $243.7 million, compared to an underwriting loss of $4.1 million for the year ended December 31, 2024, a favorable change in underwriting results of $247.8 million. Catastrophe losses for the year ended December 31, 2025 were $128.8 million, compared to $261.2 million for the year ended December 31, 2024, a decrease of $132.4 million. Net favorable development on prior years’ loss reserves for the year ended December 31, 2025 was $7.2 million, compared to $4.9 million for the year ended December 31, 2024, an increase of $2.3 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $365.3 million for the year ended December 31, 2025, compared to $252.2 million for the year ended December 31, 2024. The $113.1 million increase in underwriting results was primarily due to lower current accident year losses in our homeowners and personal automobile lines and, to a lesser extent, earned premium growth. The improved Personal Lines current accident year results were primarily due to the benefit of earned pricing outpacing loss trends in both homeowners and personal automobile lines, and moderated loss frequency trends, particularly in homeowners property and automobile collision coverages.

We obtained pricing increases of approximately 14% in our homeowners line and 9% in our personal automobile line during 2025 and believe that our ability to obtain pricing increases, although moderating, will continue. Consistent with our expectations, PIF declined in 2025, driven by lower policies available to renew year over year from prior margin recapture actions taken. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had an operating profit of $6.2 million for the year ended December 31, 2025, compared to an operating loss of $0.5 million for the year ended December 31, 2024, an improvement of $6.7 million, due primarily to an increase in net investment income.

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

Management’s process for establishing loss reserves is comprehensive and involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution, and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2025 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2025 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

The IBNR reserve includes both a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, and a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves (i.e., net of estimated reinsurance recoverables), particularly for long-tail liability classes. In fact, approximately 56% of our aggregate net loss reserves at December 31, 2025 were for IBNR losses and loss expenses.

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

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development.” Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $70.4 million and $67.4 million for the years ended December 31, 2025 and 2024, respectively, although there was some significant variance by segment. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $26.0 million for the year ended December 31, 2025 and $42.0 million for the year ended December 31, 2024. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2025 were $5.9 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations. Similarly, a one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $62 million impact on operating income, based on 2025 full year premiums.

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

Short-tail classes consist principally of automobile physical and property damage, homeowners property, commercial property, and marine business. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs. Consequently, the estimation of loss reserves for these classes is generally less complex. However, the estimation of loss reserves for these classes is more complex when there are rapid changes in the ultimate timing or future cost to settle the claims.

While we estimate that approximately half of our written premium is in, what we would characterize as, shorter-tail classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial general liability, third-party coverage, automobile liability, personal and commercial umbrella, and workers’ compensation. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal, political and social environments, the risk and expense of protracted litigation, legal system abuse dynamics, and inflation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

Most of our indirect business from our ongoing involuntary and run-off voluntary pools is assumed long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the loss reporting by the ceding company and actuarial estimates by the pool manager. These reserving factors also apply to our discontinued assumed accident and health reinsurance pools and arrangements that are included in our liabilities of discontinued businesses (See “Risk Factors” in Part I – Item 1A for further discussion).

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

Reserving Process Uncertainties

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home and automobile repairs, etc.), changes in the judicial interpretation of policy provisions and settlement obligations, changes in the general attitude of juries in determining damage awards, delayed court proceedings, legislative actions, such as expanding liability, coverage mandates or expanding or suspending statutes of limitations which otherwise limit the times within which claims can be made, changes in the extent of insured injuries and claims complexion, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new or modified product offerings, new or rapidly expanding geographic areas, etc.), changes in our underwriting practices, and changes in claim handling procedures and/or systems. Regarding our indirect business from involuntary and run-off voluntary pools, we are periodically provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

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

For each line of business and coverage, we regularly adjust the assumptions and methods used in the estimation of loss reserves in response to our actual loss experience, as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In longer-tailed classes of business and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions, the cost of litigation or determining liability and the ultimate loss, inflation, potential claims, shifting claim settlement patterns due to delayed court proceedings, and other issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years. Most of the insurance policies we have written over many years are written on an “occurrence” basis, which means we insure specified acts or events which occurred during the covered period, even if claims first arise from such events many years later. For example, the industry has incurred significant losses as a result of claims related from sexual abuse and molestation claims which occurred decades ago and were not known at such time, and in many cases policy limits were available for the years during which such occurrence policies were in place.

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

•
Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $1,039.5 million as of December 31, 2025. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 3% changed to 8% or -2%) in the embedded inflation rate would have changed total reserves by approximately $183 million, either positive or negative, at December 31, 2025.
•
Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $104.7 million as of December 31, 2025, of which approximately 87% relates to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 6% changed to 11% or 1%) and a one point change to the tail factor assumption (e.g., 1% changed to 0% or 2%) would have changed total reserves by approximately $36 million, either positive or negative, at December 31, 2025.
•
Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $508.9 million as of December 31, 2025. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate (e.g., 4% changed to 9% or -1%) and a one point change to the tail factor assumption (e.g., 2% changed to 1% or 3%) would have changed total reserves by approximately $194 million, either positive or negative, at December 31, 2025.
•
Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were approximately $1,282.5 million as of December 31, 2025. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $175 million, either positive or negative, at December 31, 2025.

•
Specialty Programs – loss reserves recorded for Hanover Programs were $285.5 million as of December 31, 2025. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers’ compensation coverages, as well as the tail factor selection for workers’ compensation. A five point change to the embedded inflation rate for the aforementioned coverages (e.g., 4% changed to 9% or -1%), and a one point change in the workers’ compensation tail factor on Hanover Programs (e.g., 0.1% changed to 1.1% or -0.9%) would have changed total reserves by approximately $43 million, either positive or negative, at December 31, 2025.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,461.2	$7,308.1	$7,012.6
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0	1,748.6
Net reserve for losses and LAE, beginning of year	5,631.4	5,513.1	5,264.0
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,825.7	3,866.8	4,150.5
Prior year non-catastrophe development	(70.4)	(67.4)	(15.9)
Prior year catastrophe development	(26.0)	(42.0)	—
Total incurred losses and LAE	3,729.3	3,757.4	4,134.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,641.0	1,800.6	2,037.9
Prior years	1,814.8	1,838.5	1,847.6
Total payments	3,455.8	3,639.1	3,885.5
Net reserve for losses and LAE, end of year	5,904.9	5,631.4	5,513.1
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8	1,795.0
Gross reserve for losses and LAE, end of year	$7,755.2	$7,461.2	$7,308.1

The following table summarizes the gross reserve for losses and LAE by line of business and division.

DECEMBER 31	2025	2024	2023
(in millions)
Commercial multiple peril	$1,618.3	$1,563.4	$1,565.7
Workers’ compensation	779.6	773.0	738.3
Commercial automobile	593.5	523.1	501.5
Other core commercial	869.9	753.9	662.9
Total Core Commercial	3,861.3	3,613.4	3,468.4
Specialty Property & Casualty	853.6	846.2	869.9
Professional and Executive Lines	656.0	610.1	551.1
Marine	150.8	134.2	130.9
Surety and Other	72.5	85.4	73.6
Total Specialty	1,732.9	1,675.9	1,625.5
Personal automobile	1,689.3	1,673.2	1,681.6
Homeowners and Other	442.1	435.8	467.2
Total Personal Lines	2,131.4	2,109.0	2,148.8
Total Other	29.6	62.9	65.4
Total loss and LAE reserves	$7,755.2	$7,461.2	$7,308.1

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella and monoline property. “Specialty Property & Casualty” includes specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage, and program business. “Professional and Executive Lines” includes management liability, fidelity and crime, professional liability and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off direct asbestos and environmental business, our run-off voluntary assumed property and casualty reinsurance pools, and run-off product liability business.

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

The following table summarizes prior year (favorable) unfavorable development by segment:

FOR THE YEARS ENDED DECEMBER 31	2025			2024			2023
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(7.1)	$(11.0)	$(18.1)	$(17.7)	$(32.3)	$(50.0)	$4.7	$(6.7)	$(2.0)
Specialty	(56.8)	(4.0)	(60.8)	(46.2)	(14.7)	(60.9)	(48.8)	(8.3)	(57.1)
Personal Lines	(7.2)	(11.0)	(18.2)	(4.9)	5.0	0.1	25.9	15.0	40.9
Other	0.7	—	0.7	1.4	—	1.4	2.3	—	2.3
Total prior year favorable development	$(70.4)	$(26.0)	$(96.4)	$(67.4)	$(42.0)	$(109.4)	$(15.9)	$—	$(15.9)

Catastrophe Loss Development

For the year ended December 31, 2025, favorable catastrophe loss development was $26.0 million, primarily due to lower than expected losses related to events from accident years 2023 through 2024, including several convective storms across multiple states, and Winter Storm Elliot. In 2024, prior year catastrophe loss development was favorable $42.0 million, primarily due to lower than expected losses related to events from accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot and Hurricane Ian.

2025 Loss and LAE Development, excluding catastrophes

In 2025, net favorable loss and LAE development, excluding catastrophes, was $70.4 million. Specialty favorable loss and LAE development of $56.8 million was primarily due to lower than expected losses in our Specialty Property & Casualty division, primarily in our programs and excess and surplus lines businesses, Professional & Executive Lines division, primarily in our claims-made general liability coverages, and in our Marine division. Personal Lines favorable loss and LAE development of $7.2 million was primarily due to lower than expected losses in our homeowners line. Core Commercial favorable loss and LAE development was $7.1 million, with lower than expected losses in the workers’ compensation, general liability, and commercial multiple peril product lines, which was partially offset by higher than expected losses in our commercial automobile and other core commercial lines.

2024 Loss and LAE Development, excluding catastrophes

In 2024, net favorable loss and LAE development, excluding catastrophes, was $67.4 million. Specialty favorable loss and LAE development of $46.2 million was primarily due to lower than expected losses in our general liability-claims-made coverage within our Professional and Executive Lines division, and in our Marine and Surety and Specialty Property & Casualty divisions. Core Commercial favorable loss and LAE development was $17.7 million, with favorability in each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Personal Lines favorable development of $4.9 million was primarily due to lower than expected losses in our personal automobile line and, to a lesser extent, lower than expected losses in our homeowners line, partially offset by higher than expected losses in other personal lines.

Asbestos and Environmental Reserves

As of December 31, 2025, we had $10.5 million of net asbestos and environmental reserves, comprised of $8.3 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. This compares to net reserves of $10.9 million at December 31, 2024, comprised of $8.7 million of direct reserves and $2.2 million of assumed reinsurance pool reserves.

As of December 31, 2025, we had gross loss and LAE reserves for our assumed reinsurance pool business of $2.2 million compared to $29.9 million in December 31, 2024. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our gross pool reserves at December 31, 2024 was related to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool for our ECRA claim liability participations. During 2025, we completed an insurance business transfer of our ECRA liabilities to a third-party, which novation has fully relieved us of our obligations to ECRA policyholders. This transaction had no significant impact on our results of operations for the year ended December 31, 2025.

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

Reinsurance Recoverables

Reinsurance recoverables were $2,011.1 million and $1,994.5 million at December 31, 2025 and December 31, 2024, respectively, of which $62.6 million and $74.2 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the MCCA were $30.5 million and $39.3 million at December 31, 2025 and December 31, 2024, respectively, and billable non-MCCA reinsurance recoverables totaled $32.1 million and $34.9 million at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, there were $0.1 million of billed balances outstanding greater than 90 days. At December 31, 2024, there were $0.8 million of billed balances outstanding greater than 90 days.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2025	2024	2023
(dollars in millions)
Fixed maturities	$401.4	$324.4	$283.2
Limited partnerships	27.1	20.6	30.0
Mortgage loans	11.2	14.4	15.8
Equity securities	3.6	3.2	6.4
Other investments	26.4	25.2	10.6
Investment expenses	(15.3)	(15.2)	(13.9)
Net investment income	$454.4	$372.6	$332.1
Earned yield, fixed maturities	4.27%	3.70%	3.36%
Earned yield, total portfolio	4.25%	3.78%	3.50%

The increase in net investment income in 2025 was primarily due to the impact of reinvesting at higher interest rates in the fixed maturity portfolio and the continued investment of operational cashflows.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2025		2024
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$9,536.5	82.9%	$8,542.2	86.8%
Limited partnerships and other investments	414.4	3.6	405.0	4.1
Mortgage and other loans	247.0	2.1	304.9	3.1
Equity securities, at fair value	184.8	1.6	157.7	1.6
Cash and cash equivalents	1,122.7	9.8	435.5	4.4
Total cash and investments	$11,505.4	100.0%	$9,845.3	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $1,660.1 million, or 16.9%, for the year ended December 31, 2025 as compared to December 31, 2024. The increase in total cash and investments was primarily due to continued investment of cashflows from operations, the net proceeds from our senior debt issuance in August 2025, and net market value appreciation. These increases were partially offset by the funding of financing activities, including our dividend payments, common stock repurchases, and debt retirement.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31		2025
(in millions)
Investment Type	Weighted Average Quality	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$491.3	$455.5	$(35.8)	$22.6
Foreign governments	BB	2.5	2.7	0.2	0.1
Municipals:
Taxable	AA	885.8	821.9	(63.9)	44.1
Tax-exempt	AA	25.0	25.8	0.8	0.5
Corporates	BBB+	4,239.1	4,253.5	14.4	161.4
Asset-backed:
Residential mortgage-backed	AA+	2,472.2	2,421.8	(50.4)	103.1
Commercial mortgage-backed	AAA	610.2	589.9	(20.3)	21.7
Other asset-backed	AA+	959.6	965.4	5.8	6.6
Total fixed maturities	A+	$9,685.7	$9,536.5	$(149.2)	$360.1

The improvement in net unrealized losses on fixed maturities was primarily driven by lower interest rates.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2025			2024
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$7,647.5	$7,501.7	78.7%	$7,000.1	$6,577.8	77.0%
2	Baa	1,592.1	1,581.9	16.6	1,623.5	1,535.3	18.0
3	Ba	248.1	253.8	2.7	221.7	222.5	2.6
4	B	162.2	165.3	1.7	180.3	182.4	2.1
5	Caa and lower	35.4	33.8	0.3	20.5	19.6	0.2
6	In or near default	0.4	—	—	5.4	4.6	0.1
Total fixed maturities		$9,685.7	$9,536.5	100.0%	$9,051.5	$8,542.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at December 31, 2025 and 2024. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk.” Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2025			2024
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,862.2	$1,873.8	19.6%	$1,590.6	$1,587.6	18.6%
2-4 years	2,514.7	2,523.5	26.5	2,172.8	2,130.5	24.9
4-6 years	2,538.1	2,470.4	25.9	2,376.9	2,175.1	25.5
6-8 years	2,309.6	2,246.9	23.6	2,557.0	2,346.3	27.5
8-10 years	331.6	320.3	3.3	219.1	201.2	2.3
10+ years	129.5	101.6	1.1	135.1	101.5	1.2
Total fixed maturities	$9,685.7	$9,536.5	100.0%	$9,051.5	$8,542.2	100.0%
Weighted average duration		4.3			4.4

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 4 – “Fair Value” in the Notes to Consolidated Financial Statements.

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

IMPAIRMENTS

For the year ended December 31, 2025, we recognized net impairment losses of $3.1 million, primarily related to mortgage loans. For the year ended December 31, 2024, we recognized net impairment losses consisting of $4.1 million on mortgage loans and $1.7 million on fixed maturities.

At December 31, 2025 and 2024, the allowance for credit losses on mortgage loans was $8.1 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale securities was not material.

We held no fixed maturity securities or mortgage loans on non-accrual status at December 31, 2025 and 2024. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2025 and December 31, 2024. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2025 were $267.2 million, an improvement of $263.9 million compared to December 31, 2024. This improvement was primarily driven by lower interest rates. At December 31, 2025, gross unrealized losses consisted primarily of $82.8 million on residential mortgage-backed securities, $67.2 million on municipals, $57.0 million on corporate fixed maturities and $38.2 million on U.S. government securities. See also Note 2 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2025 and 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2025	2024
(in millions)
Due in one year or less	$0.3	$2.0
Due after one year through five years	41.6	55.1
Due after five years through ten years	94.6	235.0
Due after ten years	25.9	37.3
	162.4	329.4
Mortgage-backed and asset-backed securities	104.8	201.7
Total fixed maturities	$267.2	$531.1

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

The U.S. economy continued to expand at a moderate pace in 2025, reflecting strong consumer spending despite increased concerns regarding labor markets and elevated inflation. The Federal Reserve cut interest rates during the year, reducing the federal funds target to a range of 3.50% to 3.75%. Heightened geopolitical risks continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although a rigorous credit analysis of our fixed income investments is performed, it is difficult to identify with specificity which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

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

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2025 and 2024 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$2,025	$2,155	$2,295	$2,422	$2,535	$2,630	$2,715
Municipal securities	730	770	805	848	890	930	975
All other fixed maturity securities	5,560	5,785	6,020	6,267	6,525	6,800	7,085
Total December 31, 2025	$8,315	$8,710	$9,120	$9,537	$9,950	$10,360	$10,775
Total December 31, 2024	$7,470	$7,805	$8,165	$8,542	$8,930	$9,320	$9,705

Our investment strategy seeks to balance the goals of liquidity, capital preservation, net investment income stability and total return. The allocation process takes into consideration the profile and expected payout pattern of our liabilities, the level of capital required to support growth across lines of business and the risk profiles of a wide range of asset classes.

The majority of our assets are invested in investment-grade fixed income securities across various sectors including U.S. government, municipals, corporates, residential and commercial mortgage-backed securities, and other asset-backed securities. Our holdings are diversified within and across major investment and industry sectors to mitigate concentration risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt that is subject to interest rate risk, which was issued at fixed interest rates between 2.50% and 8.207%.

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $18 million and $16 million, at December 31, 2025 and 2024, respectively, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2025	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment losses	$(20.8)	$(10.5)	$(13.4)	$(1.3)	$—	$(46.0)
Discontinued Chaucer business, net of taxes	—	—	—	—	0.3	0.3
Discontinued life businesses, net of taxes	—	—	—	—	1.5	1.5

2024
Net realized and unrealized investment losses	$(33.4)	$(16.6)	$(21.0)	$(4.8)	$—	$(75.8)
Other non-operating items	—	—	—	(2.4)	—	(2.4)
Discontinued Chaucer business, net of taxes	—	—	—	—	0.7	0.7

2023
Net realized and unrealized investment gains (losses)	$(15.6)	$(7.3)	$(9.7)	$0.1	$—	$(32.5)
Other non-operating items	—	—	0.2	1.9	—	2.1
Discontinued Chaucer business, net of taxes	—	—	—	—	1.2	1.2
Discontinued life businesses, net of taxes	—	—	—	—	0.6	0.6

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

Net realized and unrealized investment losses were $46.0 million in 2025 compared to $75.8 million in 2024. Net realized and unrealized investment losses in 2025 were primarily due to $61.7 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities of $18.8 million. Net realized and unrealized investment losses in 2024 were primarily due to $84.2 million of net realized losses from sales of investments, primarily fixed maturities, and, to a lesser extent, from impairment losses on investments, including $3.6 million of credit-related impairments and $2.2 million of losses related to intent to sell securities.

INCOME TAXES

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

The provision for income taxes from continuing operations was an expense of $183.1 million and $112.5 million in 2025 and 2024, respectively. These amounts resulted in consolidated effective tax rates of 21.7% and 20.9% on pre-tax income for 2025 and 2024, respectively. The provisions include excess tax benefits, primarily related to stock-based compensation and tax planning strategies implemented in prior years, of $3.6 million and $3.1 million, respectively. The provision in 2025 also included state income tax expense, net of federal income tax effect, of $6.3 million. In addition, the provision for 2024 included benefits related to the release of prior years’ uncertain tax position of $1.0 million. Absent these items, the provisions for income taxes for 2025 and 2024 would have been expenses of $180.4 million, or 21.4%, and $116.6 million, or 21.7%, respectively.

The income tax provision on operating income was an expense of $193.6 million and $130.1 million for 2025 and 2024, respectively. These provisions resulted in effective tax rates on operating income of 21.8% and 21.1%, respectively. The provisions for 2025 and 2024 reflect the aforementioned excess tax benefits related to stock-based compensation, state income tax expense, and the benefits related to the release of prior years’ uncertain tax position. Absent these items, the provisions for income taxes for 2025 and 2024 would have been expenses of $190.1 million, or 21.4%, and $133.0 million, or 21.6%, respectively.

We are subject to U.S. federal and state examinations for years after 2020.

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

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We determined our discount rate for the qualified benefit plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2025 and 2024, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plan were 5.75% and 6.125% as of December 31, 2025 and 2024, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive loss balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive loss. These gains or losses are amortized into expense in future years. The qualified benefit plan held assets consisting of approximately 90% fixed maturities and 10% equity securities at December 31, 2025. The expected return on asset assumption was 5.875% in both 2025 and 2024. Asset returns are reflected net of administrative expenses.

Net actuarial losses related to the qualified benefit plan of $4.3 million and $6.9 million were reflected as changes to accumulated other comprehensive loss in 2025 and 2024, respectively. Net actuarial losses in 2025 resulted from a decrease in the discount rate, partially offset by higher than expected investment returns. Net actuarial losses in 2024 resulted from lower than expected investment returns during the year, partially offset by an increase in the discount rate. In 2025 and 2024, amortization of actuarial losses from prior years were $6.5 million and $6.6 million, respectively.

Expenses related to our qualified benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our qualified benefit plan was $6.8 million and $5.5 million for 2025 and 2024, respectively.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified benefit plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(5.0)
Change in 2026 Expense	(0.5)
25 basis point decrease
Change in Benefit Obligation	5.1
Change in 2026 Expense	0.5
Expected Return on Plan Assets -
25 basis point increase
Change in 2026 Expense	(0.8)
25 basis point decrease
Change in 2026 Expense	0.8

INVESTMENT CREDIT LOSSES

We evaluate our fixed maturity securities and mortgage loan participations for expected credit losses on a quarterly basis, and more frequently when necessary, and we monitor the sufficiency of our credit loss allowance using both quantitative and qualitative considerations which are subject to risks and uncertainties. We apply consistent standards of credit analysis to our fixed maturity securities including, among others, evaluation of rating downgrades, unexpected price variances, industry-specific concerns, the financial condition of issuers or underlying borrowers, collateral default rates, and estimates of projected cash flows. For mortgage loan participations, we also consider risk ratings based on property characteristics including geographical markets, loan-to-value and debt service coverage ratios, and risk factors associated with property type.

We cannot provide assurance that the impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. See Note 2 – “Investments” and Note 3 – “Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further discussion regarding securities in an unrealized loss position and impairments.

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2025	2024
(in millions)
Total Statutory Capital and Surplus	$3,337.9	$2,971.7

The statutory capital and surplus for our insurance subsidiaries increased $366.2 million during 2025. This increase was primarily due to operating profits, partially offset by payments of $295.0 million in dividends to its parent company and, to a lesser extent, net realized and unrealized investment losses.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2025 and 2024, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2025	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,504.7	$752.4	221%	442%

DECEMBER 31, 2024
The Hanover Insurance Company	$1,411.4	$705.7	210%	420%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $295.0 million and $100.0 million in dividends, which were provided to the holding company in 2025 and 2024, respectively.

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

Net cash provided by operating activities was $1,178.1 million during 2025 compared to $806.4 million during 2024. The $371.7 million increase in cash provided was primarily due to an increase in premiums received and lower loss and LAE payments made during 2025 compared to 2024, partially offset by higher federal income tax payments made in 2025.

Net cash used in investing activities was $666.2 million during 2025 compared to $540.9 million during 2024. During both 2025 and 2024, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash provided by financing activities was $175.2 million during 2025 compared to net cash used in financing activities of $145.5 million during 2024. During 2025, cash provided by financing activities primarily resulted from the issuance of $500.0 million aggregate principal amount of 5.50% senior unsecured debentures. Net proceeds of the debt issuance were $495.0 million, which is partially offset by quarterly dividend payments to our shareholders, repurchases of common stock through the open market, and the repayment of $61.8 million of outstanding 7.625% senior debentures on their October 15, 2025 maturity date. During 2024, cash used in financing activities primarily resulted from the payment of quarterly dividends to our shareholders and, to a lesser extent, from repurchases of common stock through the open market.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2025, we paid dividends that totaled $130.6 million. This included three quarterly dividends of $0.90 per share and one quarterly dividend of $0.95 per share. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2025, THG, as a holding company, held approximately $781.0 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), redemptions of short-term debt, interest on our senior and subordinated debentures, and certain costs associated with benefits related to employees and agents of our former life insurance subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. We believe that this plan is fully funded. The ultimate payment amounts for our benefit plan are based on several assumptions including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Uncertainty in the financial markets continued to affect the value of investments currently held by THG and its subsidiaries. Many fixed maturity securities remain in unrealized loss positions, but to a lesser degree than experienced in the prior year. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur which could cause us to sell those securities in a loss position before their values fully recover, resulting in a recognition of impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2025, we repurchased approximately 0.7 million shares, at an aggregate cost of $130.1 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of December 31, 2025, we had repurchased 8.8 million shares under this $1.3 billion program and had approximately $173 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At December 31, 2025, we had borrowing capacity of $322.0 million. There were no outstanding borrowings under this short-term facility at December 31, 2025; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. At December 31, 2025 and for the year ended, we had no borrowings under this credit agreement.

At December 31, 2025, we were in compliance with the covenants of our debt and credit agreements.

FINANCING OBLIGATIONS AND OTHER ESTIMATED OPERATING PAYMENTS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. Annual payments are related to the contractual principal and interest payments of these financing obligations as of December 31, 2025, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, as discussed below, we expect payments related to our loss and LAE obligations, payments in support of the obligations of our benefit plans, and for commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments.

Our debt obligations at December 31, 2025 included senior debentures that mature in one year or less of $375.0 million, with an original maturity date of April 2026, which pay interest at an annual rate of 4.50%. On January 15, 2026, we redeemed these debentures. In addition, we hold subordinated debentures of $50.1 million due in 2027, which pay annual interest at a rate of 8.207%, senior debentures of $300.0 million due in 2030, which pay annual interest at a rate of 2.50%, and senior debentures of $500.0 million due in 2035, which pay interest at an annual rate of 5.50%. Interest associated with our debt totaling $44.0 million is due in one year or less and $279.6 million will be due after one year.

Our subsidiaries are lessees with a number of leases, consisting primarily of real estate, equipment, and fleet vehicles. Our lease obligations include $14.4 million due in one year or less and $15.9 million due after one year.

We currently have obligations to pay benefits under our qualified and non-qualified defined benefit pension and post-retirement benefit plans. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; however, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. Estimated payments to be made for non-qualified pension, postretirement, and postemployment benefits totaled $3.6 million due in one year or less and $21.8 million due after one year. These estimated payments extend until 2034; however, it is likely that payments will be required beyond 2034. Estimates of these payments and the payment patterns are based upon historical experience. The ultimate payment amount for our pension and postretirement benefit plans is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

Our investment commitments primarily relate to alternative investments and limited partnerships and were $121.6 million due in one year or less and $84.2 million due after one year.

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. The total gross loss and LAE reserve payments expected to be made in one year or less of $2,332.9 million and after one year of $5,422.3 million are estimates based principally on historical experience.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Hanover Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules I, II, III, V, and VI listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 14 to the consolidated financial statements, loss and loss adjustment expense reserves were $7.8 billion as of December 31, 2025. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes. As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting or business mix, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 20, 2026

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions, except per share data)
Revenues
Premiums	$6,161.1	$5,912.6	$5,663.1
Net investment income	454.4	372.6	332.1
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(61.7)	(84.2)	(8.9)
Net change in fair value of equity securities and other	18.8	14.2	(5.6)
Impairments on investments:
Credit-related impairments	(2.6)	(3.6)	(7.7)
Losses on intent to sell securities	(0.5)	(2.2)	(10.3)
Total impairments on investments	(3.1)	(5.8)	(18.0)
Total net realized and unrealized investment losses	(46.0)	(75.8)	(32.5)
Fees and other income	24.9	28.0	30.8
Total revenues	6,594.4	6,237.4	5,993.5
Losses and expenses
Losses and loss adjustment expenses	3,729.3	3,757.4	4,134.6
Amortization of deferred acquisition costs	1,285.2	1,221.7	1,176.0
Interest expense	43.2	34.1	34.1
Other operating expenses	692.9	686.4	607.7
Total losses and expenses	5,750.6	5,699.6	5,952.4
Income from continuing operations before income taxes	843.8	537.8	41.1
Income tax expense (benefit):
Current	169.3	131.1	32.6
Deferred	13.8	(18.6)	(25.0)
Total income tax expense	183.1	112.5	7.6
Income from continuing operations	660.7	425.3	33.5
Discontinued operations (net of taxes):
Income from Chaucer business	0.3	0.7	1.2
Income from discontinued life businesses	1.5	—	0.6
Net income	$662.5	$426.0	$35.3
Earnings per common share:
Basic:
Income from continuing operations	$18.46	$11.83	$0.94
Discontinued operations (net of taxes):
Income from Chaucer business	0.01	0.02	0.03
Income from discontinued life businesses	0.03	—	0.02
Net income per share	$18.50	$11.85	$0.99
Weighted average shares outstanding	35.8	35.9	35.7
Diluted:
Income from continuing operations	$18.12	$11.68	$0.93
Discontinued operations (net of taxes):
Income from Chaucer business	0.01	0.02	0.03
Income from discontinued life businesses	0.03	—	0.02
Net income per share	$18.16	$11.70	$0.98
Weighted average shares outstanding	36.5	36.4	36.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Net income	$662.5	$426.0	$35.3
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	286.4	56.8	175.0
Having credit losses recognized in the Consolidated Statements of Income	0.8	2.5	3.6
Total available-for-sale securities	287.2	59.3	178.6
Pension and postretirement benefits:
Net actuarial gains (losses) arising in the period	(4.4)	(5.8)	3.1
Net amount recognized as net periodic benefit cost	5.3	5.4	6.2
Total pension and postretirement benefits	0.9	(0.4)	9.3
Long-duration insurance contracts:
Net change in market risk	(3.2)	2.0	(3.6)
Total other comprehensive income, net of tax	284.9	60.9	184.3
Comprehensive income	$947.4	$486.9	$219.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2025	2024
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $9,685.7 and $9,051.5)	$9,536.5	$8,542.2
Equity securities, at fair value	184.8	157.7
Other investments	661.4	709.9
Total investments	10,382.7	9,409.8
Cash and cash equivalents	1,122.7	435.5
Accrued investment income	80.1	69.8
Premiums and accounts receivable, net	1,861.3	1,800.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,011.1	1,994.5
Deferred acquisition costs	703.0	662.8
Deferred income tax asset	83.3	174.2
Goodwill	178.8	178.8
Other assets	439.3	462.6
Assets of discontinued businesses	83.6	85.7
Total assets	$16,945.9	$15,274.5
Liabilities
Loss and loss adjustment expense reserves	$7,755.2	$7,461.2
Unearned premiums	3,440.4	3,283.3
Expenses and taxes payable	806.7	757.8
Reinsurance premiums payable	45.2	37.7
Short-term debt	375.0	61.8
Long-term debt	843.3	722.3
Liabilities of discontinued businesses	108.6	108.6
Total liabilities	13,374.4	12,432.7
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,013.5	1,973.6
Accumulated other comprehensive loss	(171.4)	(456.3)
Retained earnings	3,741.6	3,209.6
Treasury stock at cost (25.1 and 24.6 million shares)	(2,012.8)	(1,885.7)
Total shareholders’ equity	3,571.5	2,841.8
Total liabilities and shareholders’ equity	$16,945.9	$15,274.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,973.6	1,939.2	1,913.1
Employee and director stock-based awards and other	39.9	34.4	26.1
Balance at end of year	2,013.5	1,973.6	1,939.2
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Depreciation on Investments:
Balance at beginning of year	(403.5)	(462.8)	(641.4)
Net appreciation on available-for-sale securities	287.2	59.3	178.6
Balance at end of year	(116.3)	(403.5)	(462.8)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(55.2)	(54.8)	(64.1)
Net actuarial gains (losses) arising in the period	(4.4)	(5.8)	3.1
Net amount recognized as net periodic benefit cost	5.3	5.4	6.2
Balance at end of year	(54.3)	(55.2)	(54.8)
Long Duration Insurance Contracts:
Balance at beginning of year	2.4	0.4	4.0
Net change in market risk	(3.2)	2.0	(3.6)
Balance at end of year	(0.8)	2.4	0.4
Total accumulated other comprehensive loss	(171.4)	(456.3)	(517.2)
Retained Earnings
Balance at beginning of year	3,209.6	2,909.4	2,992.9
Cumulative effect of accounting change, net of taxes	1.9	—	—
Balance at beginning of year, as adjusted	3,211.5	2,909.4	2,992.9
Net income	662.5	426.0	35.3
Dividends to shareholders	(132.4)	(125.8)	(118.8)
Balance at end of year	3,741.6	3,209.6	2,909.4
Treasury Stock
Balance at beginning of year	(1,885.7)	(1,866.4)	(1,871.4)
Shares purchased at cost	(130.1)	(26.7)	—
Net shares reissued at cost under employee stock-based compensation plans	3.0	7.4	5.0
Balance at end of year	(2,012.8)	(1,885.7)	(1,866.4)
Total shareholders’ equity	$3,571.5	$2,841.8	$2,465.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Cash Flows From Operating Activities
Net income	$662.5	$426.0	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	46.4	76.2	32.3
Net amortization and depreciation	(4.6)	1.5	6.3
Stock-based compensation expense	35.6	31.0	31.1
Amortization of defined benefit plan costs	6.7	6.8	7.9
Deferred income tax expense (benefit)	14.1	(18.8)	(24.6)
Change in deferred acquisition costs	(40.2)	(42.0)	(16.0)
Change in premiums receivable, net of reinsurance premiums payable	(53.0)	(121.7)	(110.3)
Change in loss, loss adjustment expense and unearned premium reserves	447.1	331.7	442.0
Change in reinsurance recoverable	(16.6)	61.6	(91.6)
Change in expenses and taxes payable	58.9	(8.7)	48.0
Other, net	21.2	62.8	1.3
Net cash provided by operating activities	1,178.1	806.4	361.7
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	2,626.4	2,666.5	772.9
Proceeds from disposals of equity securities and other investments	101.4	115.5	141.1
Purchase of fixed maturities	(3,307.9)	(3,240.7)	(1,059.8)
Purchase of equity securities and other investments	(78.4)	(72.0)	(70.8)
Capital expenditures	(7.7)	(10.2)	(11.9)
Net cash used in investing activities	(666.2)	(540.9)	(228.5)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	15.4	16.7	6.5
Proceeds from issuance of debt, net	495.0	—	—
Dividends paid to shareholders	(130.6)	(124.1)	(117.2)
Repayment of debt	(61.8)	—	—
Repurchases of common stock	(129.2)	(26.7)	—
Other financing activities	(13.6)	(11.4)	(11.4)
Net cash provided by (used in) financing activities	175.2	(145.5)	(122.1)
Net change in cash and cash equivalents	687.1	120.0	11.1
Net change in cash related to discontinued operations	0.1	(0.6)	—
Cash and cash equivalents, beginning of year	435.5	316.1	305.0
Cash and cash equivalents, end of year	$1,122.7	$435.5	$316.1
Supplemental Cash Flow Information
Interest payments	$33.3	$33.2	$33.2
Income tax payments (refunds), net	$169.0	$149.0	$(22.1)

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

Other investments consist primarily of limited partnerships and mortgage loan participations. Investments in limited partnerships include interests in private equity and real estate funds. Investments in certain limited partnership interests, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for at fair value utilizing the net asset value (“NAV”) as a practical expedient to determine fair value. All other limited partnerships are accounted for in accordance with the equity method of accounting. Mortgage loan participations represent interests in commercial mortgage loans originated and serviced by a third-party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Mortgage loan participations are stated at unpaid principal balances adjusted for deferred fees or expenses, net of an allowance for credit losses.

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

Net investment income includes interest, income from limited partnership interests, and dividends. Interest income is recognized based on the effective yield method, which includes the amortization of premiums and accretion of discounts. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk, such as mortgage-backed and asset-backed securities, is recalculated and adjusted periodically based upon actual historical and projected future cash flows. The adjustment to yields for highly rated prepayable fixed maturities is accounted for using the retrospective method. The adjustment to yields for all other prepayable fixed maturities is accounted for using the prospective method. Fixed maturities and mortgage loan participations for which payments are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Realized and unrealized investment gains and losses include net gains and losses on investment sales, changes in the credit loss allowance on fixed maturity securities and mortgage loans, intent to sell impairments, and valuation changes of equity securities and digital assets. Net gains and losses on sales of investments are determined on a specific identification basis.

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

Mortgage loan participations are pooled by similar risk characteristics and evaluated for credit losses. The allowance for credit losses is calculated using expected loss rates, which vary based on risk factors such as property type, geographic market, and loan-to-value and debt service coverage ratios.

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

H. GOODWILL AND INTANGIBLE ASSETS

The Company carries its goodwill at cost, net of amortization accumulated prior to January 1, 2002, and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but, rather, is reviewed for impairment. Additionally, acquisitions can produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment. Digital assets are also included in intangible assets and are carried at fair value as of January 1, 2025. At December 31, 2025 and 2024, the Company held goodwill of $178.8 million and intangible assets of $18.0 million and $15.8 million, respectively.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company performed its annual impairment reviews of goodwill and indefinite-lived assets in the fourth quarters of 2025 and 2024, with no impairments recognized.

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

J. Debt

The Company’s debt at December 31, 2025 includes senior and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 5 – “Debt and Credit Arrangements.”

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses, and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premiums written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2025 and 2024. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, software capitalization, and employee benefit plans.

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

M. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight-line basis, by tranche, over the vesting period of the award, net of estimated forfeitures. The Company’s stock-based compensation plans are discussed further in Note 9 – “Stock-Based Compensation Plans.”

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2025, 2024 and 2023 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, non-vested stock grants, and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS would be equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires entities to disclose an annual tabular rate reconciliation, using both percentages and currency amounts, broken out into specific categories, to the extent those items exceed a specified threshold. In addition, all entities are required to disclose annual income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, and for individual jurisdictions when the amount is at least five percent of total income tax payments, net of refunds received. This Update was effective for annual reporting periods beginning after December 15, 2024. The Company implemented this guidance on a prospective basis and it did not have a material effect on its financial position or results of operations, as the Update is disclosure related.

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

2. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2025
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$491.3	$—	$491.3	$2.4	$38.2	$455.5
Foreign governments	2.5	—	2.5	0.2	—	2.7
Municipals	910.8	—	910.8	4.1	67.2	847.7
Corporates	4,239.3	(0.2)	4,239.1	71.4	57.0	4,253.5
Residential mortgage-backed	2,472.2	—	2,472.2	32.4	82.8	2,421.8
Commercial mortgage-backed	610.2	—	610.2	1.0	21.3	589.9
Other asset-backed	959.6	—	959.6	6.5	0.7	965.4
Total fixed maturities	$9,685.9	$(0.2)	$9,685.7	$118.0	$267.2	$9,536.5

DECEMBER 31, 2024
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$552.6	$—	$552.6	$0.4	$58.8	$494.2
Foreign governments	1.8	—	1.8	0.1	—	1.9
Municipals	1,001.5	—	1,001.5	1.5	109.2	893.8
Corporates	3,953.5	(0.6)	3,952.9	14.4	161.4	3,805.9
Residential mortgage-backed	2,277.6	—	2,277.6	2.8	156.3	2,124.1
Commercial mortgage-backed	564.2	—	564.2	0.1	42.1	522.2
Other asset-backed	700.9	—	700.9	2.5	3.3	700.1
Total fixed maturities	$9,052.1	$(0.6)	$9,051.5	$21.8	$531.1	$8,542.2

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2025 and 2024, fixed maturities with fair values of $339.2 million and $130.9 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 5 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program. Additionally, at December 31, 2025 and 2024, fixed maturities with fair values of $356.4 million and $316.3 million, respectively, were on deposit with various state governmental authorities or trustees.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2025
(in millions)	Amortized Cost, net of Allowance for Credit Losses	Fair Value
Due in one year or less	$127.5	$127.5
Due after one year through five years	2,361.7	2,351.2
Due after five years through ten years	2,839.6	2,788.0
Due after ten years	314.9	292.7
	5,643.7	5,559.4
Mortgage-backed and other asset-backed securities	4,042.0	3,977.1
Total fixed maturities	$9,685.7	$9,536.5

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale fixed maturities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)
	2025	2024	2023
Net depreciation, beginning of year	$(403.5)	$(462.8)	$(641.4)
Net appreciation on available-for-sale fixed maturities	364.6	76.6	227.6
Provision for deferred income taxes	(77.4)	(17.3)	(49.0)
	287.2	59.3	178.6
Net depreciation, end of year	$(116.3)	$(403.5)	$(462.8)

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2025 and 2024, including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2025	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$11.9	$38.2	$319.7	$38.2	$331.6
Municipals	0.6	56.3	66.6	550.3	67.2	606.6
Corporates	1.0	271.3	51.2	704.2	52.2	975.5
Residential mortgage-backed	0.5	128.7	82.3	521.7	82.8	650.4
Commercial mortgage-backed	0.5	122.5	20.0	284.3	20.5	406.8
Other asset-backed	0.5	82.9	0.2	24.3	0.7	107.2
Total investment grade	3.1	673.6	258.5	2,404.5	261.6	3,078.1
Below investment grade:
Corporates	2.2	37.5	2.6	34.8	4.8	72.3
Commercial mortgage-backed	—	—	0.8	4.9	0.8	4.9
Other asset-backed	—	1.3	—	—	—	1.3
Total below investment grade	2.2	38.8	3.4	39.7	5.6	78.5
Total fixed maturities	$5.3	$712.4	$261.9	$2,444.2	$267.2	$3,156.6

DECEMBER 31, 2024	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.8	$194.4	$51.0	$240.8	$58.8	$435.2
Municipals	3.0	132.5	106.2	680.9	109.2	813.4
Corporates	22.8	1,360.3	132.0	1,523.3	154.8	2,883.6
Residential mortgage-backed	16.5	896.8	139.8	747.2	156.3	1,644.0
Commercial mortgage-backed	0.7	23.7	41.4	485.4	42.1	509.1
Other asset-backed	2.5	181.4	0.8	78.5	3.3	259.9
Total investment grade	53.3	2,789.1	471.2	3,756.1	524.5	6,545.2
Below investment grade:
Foreign governments	—	0.1	—	—	—	0.1
Corporates	1.3	70.8	5.3	49.8	6.6	120.6
Commercial mortgage-backed	—	—	—	0.8	—	0.8
Total below investment grade	1.3	70.9	5.3	50.6	6.6	121.5
Total fixed maturities	$54.6	$2,860.0	$476.5	$3,806.7	$531.1	$6,666.7

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

D. OTHER INVESTMENTS

The Company’s mortgage loan participations were $247.0 million and $304.9 million at December 31, 2025 and 2024, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party. For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2025	2024
(in millions)
Property Type:
Office	$116.1	$121.6
Apartments	73.1	73.4
Hotel	30.7	47.0
Industrial	26.3	35.8
Retail	8.9	32.8
Allowance for credit losses	(8.1)	(5.7)
Total	$247.0	$304.9

DECEMBER 31	2025	2024
(in millions)
Geographic Region:
South Atlantic	$75.1	$82.2
Pacific	63.5	82.7
New England	39.7	40.6
Mid Atlantic	28.7	42.6
West South Central	22.3	22.8
West North Central	8.9	9.1
Other	16.9	30.6
Allowance for credit losses	(8.1)	(5.7)
Total	$247.0	$304.9

At December 31, 2025, scheduled maturities of mortgage loan participations were as follows: due in 2026 — $59.6 million; in 2027 — $29.4 million; 2028 — $20.8 million; 2029 — $46.4 million and thereafter — $90.8 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties, and loans may be refinanced.

In determining estimated credit losses on mortgage loan participations, the Company evaluates several factors, including credit risk. The amortized cost of mortgage loan participations by credit ratings and year of origination was as follows:

DECEMBER 31, 2025
(in millions)	Prior to 2021	2021	2022	2023	2024	2025	Total
Credit Quality
Aaa/Aa/A	$87.0	$42.5	$10.0	$—	$—	$—	$139.5
Baa	43.7	11.7	—	—	9.9	9.4	74.7
Ba and lower	32.0	—	—	—	8.9	—	40.9
Amortized cost	$162.7	$54.2	$10.0	$—	$18.8	$9.4	$255.1
Allowance for credit losses							(8.1)
Amortized cost, net of allowance for credit losses							$247.0

Other investments also include interests in limited partnerships of $391.5 million and $395.0 million at December 31, 2025 and 2024, respectively.

E. OTHER

At December 31, 2025 and 2024, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of the U.S. government and U.S. government-sponsored agencies. At December 31, 2024, the Company’s exposure to concentration of investments in a single investee also included $304.9 million of mortgage loan participations with a highly-rated single third-party.

At December 31, 2025, there were contractual investment commitments of up to $283.7 million.

3. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Fixed maturities	$401.4	$324.4	$283.2
Limited partnerships	27.1	20.6	30.0
Mortgage loans	11.2	14.4	15.8
Equity securities	3.6	3.2	6.4
Short-term and other investments	26.4	25.2	10.6
Gross investment income	469.7	387.8	346.0
Less: investment expenses	(15.3)	(15.2)	(13.9)
Net investment income	$454.4	$372.6	$332.1

The change in fair value of limited partnerships measured using NAV is reported in net investment income, of which holding losses of $10.0 million, $8.3 million and $8.1 million were related to securities owned at December 31, 2025, 2024 and 2023, respectively.

We held no fixed maturity securities or mortgages loans on non-accrual status at December 31, 2025 and 2024. The carrying value of fixed maturity securities on non-accrual status was $14.8 million at December 31, 2023. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the years ended December 31, 2025, 2024 and 2023.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments, including impairments, were as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Fixed maturities	$(61.8)	$(89.6)	$(20.2)
Equity securities	19.0	14.2	(5.6)
Mortgage loans	(2.5)	(0.5)	(6.9)
Other investments	(0.7)	0.1	0.2
Net realized and unrealized investment losses	$(46.0)	$(75.8)	$(32.5)

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities recognized in income:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
On securities still held	$18.4	$14.2	$6.0
On securities sold during the period	0.6	—	(11.6)
Total net realized and unrealized gains (losses) on equity securities recognized in income	$19.0	$14.2	$(5.6)

Impairments

Included in net realized and unrealized investment losses for the years ended December 31, 2025, 2024 and 2023, were net impairment losses of $3.1 million, $5.8 million and $18.0 million, respectively. In 2025, net impairment losses primarily related to mortgage loans. In 2024, net impairment losses consisted of $4.1 million on mortgage loans and $1.7 million on fixed maturities. In 2023, net impairment losses consisted of $11.1 million on fixed maturities, primarily related to intent to sell securities, and $6.9 million of estimated credit losses on mortgage loans.

At December 31, 2025 and 2024, the allowance for credit losses on mortgage loans was $8.1 million and $5.7 million, respectively, and the allowance for credit losses on available-for-sale securities was not material. The following table provides rollforwards of the allowance for credit losses on mortgage loans:

YEARS ENDED DECEMBER 31	2025	2024
(in millions)
Allowance for credit losses as of the beginning of the period	$5.7	$10.0
Reductions for disposals	(0.5)	(3.6)
Reductions for writedowns	—	(3.0)
Additional credit losses on investments for which an allowance was previously recognized	2.9	2.3
Allowance for credit losses as of the end of the period	$8.1	$5.7

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

The proceeds from sales of available-for-sale fixed maturities, and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Proceeds from sales	$1,452.9	$1,844.1	$168.8
Gross gains	2.4	2.5	1.0
Gross losses	64.6	91.3	10.5

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

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing services cannot provide fair values. The Company determines fair values for these securities using either matrix pricing, which utilizes the market approach, or broker quotes. The Company will use observable market data as inputs into the fair value techniques, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, credit stress, structural complexity, high-coupon bond, or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes, which are reported as Level 3.

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

OTHER INVESTMENTS

Other investments primarily include limited partnerships not subject to the equity method of accounting and mortgage loan participations. The fair values of limited partnerships not subject to the equity method of accounting are based on the NAV provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$9,536.5	$9,536.5	$8,542.2	$8,542.2
Fair Value through Net Income:
Equity securities	184.8	184.8	157.7	157.7
Other investments	80.9	80.9	86.9	86.9
Amortized Cost/Cost:
Other investments	282.8	274.5	343.7	324.2
Cash and cash equivalents	1,122.7	1,122.7	435.5	435.5
Total financial instruments	$11,207.7	$11,199.4	$9,566.0	$9,546.5

Financial Liabilities carried at:
Amortized Cost:
Debt	$1,218.3	$1,206.6	$784.1	$744.4

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During 2025 and 2024, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$455.5	$331.1	$124.4	$—
Foreign governments	2.7	—	2.7	—
Municipals	847.7	—	840.3	7.4
Corporates	4,253.5	—	4,253.5	—
Residential mortgage-backed, U.S. agency backed	1,903.2	—	1,903.2	—
Residential mortgage-backed, non-agency	518.6	—	518.6	—
Commercial mortgage-backed	589.9	—	585.0	4.9
Other asset-backed	965.4	—	965.4	—
Total fixed maturities	9,536.5	331.1	9,193.1	12.3
Equity securities	184.8	164.3	—	20.5
Other investments	16.8	—	13.4	3.4
Total investment assets at fair value	$9,738.1	$495.4	$9,206.5	$36.2

	DECEMBER 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$494.2	$363.9	$130.3	$—
Foreign governments	1.9	—	1.9	—
Municipals	893.8	—	886.2	7.6
Corporates	3,805.9	—	3,805.9	—
Residential mortgage-backed, U.S. agency backed	1,790.7	—	1,790.7	—
Residential mortgage-backed, non-agency	333.4	—	333.4	—
Commercial mortgage-backed	522.2	—	516.3	5.9
Other asset-backed	700.1	—	700.1	—
Total fixed maturities	8,542.2	363.9	8,164.8	13.5
Equity securities	157.7	136.9	—	20.8
Other investments	3.9	—	—	3.9
Total investment assets at fair value	$8,703.8	$500.8	$8,164.8	$38.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2025 and 2024, the fair values of these investments were $64.1 million and $83.0 million, respectively, and were less than 1% of total investment assets

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,122.7	$1,122.7	$—	$—
Other investments	274.5	—	6.1	268.4
Total financial instruments	$1,397.2	$1,122.7	$6.1	$268.4
Liabilities:
Debt	$1,206.6	$—	$1,206.6	$—

	DECEMBER 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$435.5	$435.5	$—	$—
Other investments	324.2	—	6.1	318.1
Total financial instruments	$759.7	$435.5	$6.1	$318.1
Liabilities:
Debt	$744.4	$—	$744.4	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2025	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Balance at beginning of year	$7.6	$—	$5.9	$13.5	$24.7	$38.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.5	0.5
Included in other comprehensive income - changes in net unrealized gains on investment securities	0.3	—	0.3	0.6	—	0.6
Settlements	(0.5)	—	(1.3)	(1.8)	(1.3)	(3.1)
Balance at end of year	$7.4	$—	$4.9	$12.3	$23.9	$36.2
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the year	$0.3	$—	$0.3	$0.6	$—	$0.6

YEAR ENDED DECEMBER 31, 2024	Fixed Maturities
(in millions)	Municipals	Corporates	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Balance at beginning of year	$8.6	$0.1	$7.0	$15.7	$11.4	$27.1
Transfers out of Level 3	—	(0.1)	—	(0.1)	—	(0.1)
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	—	0.6	0.6
Included in other comprehensive income - changes in net unrealized gains on investment securities	—	—	(0.5)	(0.5)	—	(0.5)
Purchases and sales:
Addition	—	—	—	—	14.2	14.2
Settlements	(1.0)	—	(0.6)	(1.6)	(1.5)	(3.1)
Balance at end of year	$7.6	$—	$5.9	$13.5	$24.7	$38.2
Changes in net unrealized gains for the period included in other comprehensive income for assets held at the end of the year	$—	$—	$(0.5)	$(0.5)	$—	$(0.5)

There were no securities transferred between Level 2 and Level 3, during the year ended December 31, 2025. During the year ended December 31, 2024, a fixed maturity security was transferred from Level 3 to Level 2 because it was valued by a pricing service with observable inputs rather than being valued by the Company’s internal matrix model. The Company held no Level 3 liabilities for the years ended December 31, 2025 and 2024.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. A valuation of $11.7 million for an equity security based on a dealer quote for which there was a lack of transparency as to inputs used to develop the valuation has been excluded.

DECEMBER 31			2025		2024
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted	Discount for:	$7.4		$7.6
	cash flow	Small issue size		6.8 - 6.8%		6.1 - 6.8% (6.7%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	4.9	5.0% (5.0%) ― 0.3% (0.3%)	5.9	3.0 - 5.0% (4.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.5	N/A	1.4	N/A
	Internal price based on	Discount for:	7.3		7.4
	financing round	Market liquidity		27.0% (27.0%)		27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.4	18.6% (18.6%)	3.9	16.6% (16.6%)

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

5. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2025	2024
(in millions)
Short-term:
Senior debentures maturing April 15, 2026	$375.0	$—
Senior debentures maturing October 15, 2025	—	61.8
Total short-term debt	375.0	61.8

Long-term:
Senior debentures maturing September 1, 2035	500.0	—
Senior debentures maturing April 15, 2026	—	375.0
Senior debentures maturing September 1, 2030	300.0	300.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
Long-term debt principal	850.1	725.1
Unamortized debt issuance costs	(6.8)	(2.8)
Total long-term debt	843.3	722.3
Total debt	$1,218.3	$784.1

On August 21, 2025, the Company issued $500.0 million aggregate principal amount of 5.50% unsecured senior debentures maturing on September 1, 2035. Net proceeds (before expenses) of the debt issuance were $496.7 million. The Company used a portion of these net proceeds to repay $61.8 million of outstanding 7.625% senior debentures on their maturity date of October 15, 2025.

The Company also held $375.0 million par value of 4.50% unsecured senior debentures at December 31, 2025 and 2024, that were issued on April 8, 2016, and mature on April 15, 2026. On January 15, 2026, the Company used a portion of the proceeds from the August 21, 2025 debt issuance to redeem these senior debentures.

In addition, the Company held $300.0 million aggregate principal amount of 2.50% unsecured senior debentures, issued on August 24, 2020 and maturing September 1, 2030 at December 31, 2025 and 2024. All of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held subordinated debentures with a par value of $50.1 million as of December 31, 2025 and 2024, maturing February 3, 2027, and pay cumulative dividends semi-annually at 8.207%.

Membership in the FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock were $6.1 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had pledged government agency securities with a fair value of $339.2 million and $130.9 million, respectively, as collateral for periodic short-term borrowings with the FHLB. There were no borrowings outstanding with the FHLB at December 31, 2025 or 2024.

In July 2023, the Company entered into a $150.0 million credit agreement that provides for a five-year unsecured revolving credit facility. The Company had no borrowings under this credit agreement as of and during the years ended December 31, 2025 and 2024.

Interest expense was $43.2 million in 2025 and $34.1 million in both 2024 and 2023. At December 31, 2025, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

6. INCOME TAXES

Provisions for income taxes have been calculated in accordance with ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Income from continuing operations before income taxes	$843.8	$537.8	$41.1
Income tax expense (benefit):
Current	$169.3	$131.1	$32.6
Deferred	13.8	(18.6)	(25.0)
Total income tax expense	$183.1	$112.5	$7.6

Income taxes paid were as follows:

YEAR ENDED DECEMBER 31	2025
(in millions)
Federal	$162.8
State	6.2
Total	$169.0

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21%. The sources of the difference and the tax effects of each were as follows:

YEAR ENDED DECEMBER 31	2025
(in millions)	Amount	Percentage
Income tax expense at U.S. federal statutory tax rate	$177.2	21.0%
Adjustments for state income tax, nontaxable, nondeductible and other items, net of federal tax benefits as applicable (a)	5.9	0.7
Income tax expense	$183.1	21.7%
(a)
In addition to federal income taxes, the Company primarily pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. Included in the table above are state income taxes, excess compensation, stock-based compensation windfall benefits and other items, none of which were individually significant.

YEARS ENDED DECEMBER 31	2024	2023
(in millions)
Income tax expense at U.S. federal statutory tax rate	$112.9	$8.7
Nondeductible expenses	4.8	3.8
Stock-based compensation windfall benefit	(1.9)	(1.1)
Tax difference related to investment disposals and maturities	(1.2)	(1.3)
Change in uncertain tax positions	(1.0)	(0.9)
Current year federal tax credits	(0.9)	(0.7)
Dividend received deduction	(0.3)	(0.5)
Other, net	0.1	(0.4)
Income tax expense	$112.5	$7.6
Effective tax rate	20.9%	18.5%

The following are the components of the Company’s deferred tax assets and liabilities, excluding those associated with its discontinued operations.

DECEMBER 31	2025	2024
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$226.1	$211.0
Employee benefit plans	11.1	9.4
Investments, net	1.3	79.8
Other	11.6	14.9
Total deferred tax assets	250.1	315.1
Deferred tax liabilities:
Deferred acquisition costs	147.6	139.2
Software capitalization	19.2	1.7
Total deferred tax liabilities	166.8	140.9
Net deferred tax asset	$83.3	$174.2

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized; therefore there was no valuation allowance required at December 31, 2025 or 2024.

The liability for, and changes in, uncertain tax positions were not material as of and for the periods ended December 31, 2025, 2024 and 2023. Tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility were also not material at December 31, 2025 and 2024. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate. There were no tax positions at December 31, 2023 for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For each of the years ended December 31, 2025, 2024 and 2023, the Company has released and/or recognized de minimis amounts of net interest and has not recognized any penalties associated with unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2020.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted within the U.S. which, among other things, changes certain provisions in the U.S. Tax Code. These changes primarily impact the timing of the Company’s tax deductions and did not have a material impact on its financial position or results of operations.

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

As of January 1, 2005, the defined benefit pension plans were frozen, and since that date no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). As of December 31, 2025, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $4.3 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2025	2024	2023
Discount rate - qualified plan	5.75%	6.125%	5.75%
Discount rate - non-qualified plan	5.625%	6.125%	5.875%
Cash balance interest crediting rate	3.50%	3.50%	3.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
Qualified plan
Discount rate	6.125%	5.75%	6.00%
Expected return on plan assets	5.875%	5.875%	6.25%
Cash balance interest crediting rate	3.50%	3.00%	3.00%
Non-qualified plan
Discount rate	6.125%	5.875%	6.00%

The expected rates of return were determined using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2025 expected return on plan assets of 5.875% reflects long-term expectations and was consistent with the expected rate in 2024 based upon long-term market expectations. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

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

The following table provides its year-end 2025 target allocations and actual invested asset allocations at December 31, 2025 and 2024.

DECEMBER 31	2025 TARGET LEVELS	2025	2024
Fixed income securities:
Fixed maturities	88%	88%	88%
Money market funds	2%	2%	2%
Total fixed income securities	90%	90%	90%
Equity securities	10%	10%	10%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2025 and 2024. Refer to Note 4 – “Fair Value” for a description of the different levels in the fair value hierarchy.

DECEMBER 31	2025				2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$45.0	$36.3	$—	$8.7	$50.0	$39.2	$—	$10.8
Money market mutual funds	6.9	6.9	—	—	6.4	6.4	—	—
Total investments at fair value	$51.9	$43.2	$—	$8.7	$56.4	$45.6	$—	$10.8

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2025 and 2024 include actively traded mutual funds, U.S. Treasury bonds, and U.S. Treasury bills, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2025 and 2024 include assets held in a fixed account of an insurance company, redeemable at contract value, which approximates fair value.

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

DECEMBER 31	2025	2024
Fixed maturities	$245.9	$250.1
Equity securities	32.9	33.9
Total investments carried at NAV	$278.8	$284.0

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2025	2024
(in millions)
Balance at beginning of period	$10.8	$12.3
Less: Assets settled and transferred to Level 1 investments	(2.4)	(1.9)
Interest earned on plan assets held	0.3	0.4
Balance at end of year	$8.7	$10.8

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2025 and 2024.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$331.5	$348.4	$21.3	$22.6
Interest cost	19.2	19.1	1.3	1.3
Actuarial (gains) losses	7.4	(3.8)	1.1	0.2
Benefits paid	(31.7)	(32.2)	(2.7)	(2.8)
Benefit obligation, end of year (1)	326.4	331.5	21.0	21.3
Change in plan assets:
Fair value of plan assets, beginning of period	340.4	363.0	—	—
Actual return on plan assets	22.0	9.6	—	—
Contributions	—	—	2.7	2.8
Benefits paid	(31.7)	(32.2)	(2.7)	(2.8)
Fair value of plan assets, end of year	330.7	340.4	—	—
Funded status of the plans	$4.3	$8.9	$(21.0)	$(21.3)
(1)
The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Actuarial losses related to the change in the benefit obligation for the Company’s qualified benefit plan were $7.4 million for the year ended December 31, 2025, compared to actuarial gains of $3.8 million for the year ended December 31, 2024. Actuarial losses in 2025 were primarily due to a decrease in the discount rate, whereas actuarial gains in 2024 were primarily due to an increase in the discount rate.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Interest cost	$20.5	$20.4	$21.9
Expected return on plan assets	(19.0)	(20.3)	(22.1)
Recognized net actuarial loss	6.5	6.7	7.8
Net periodic pension cost	$8.0	$6.8	$7.6

The following table reflects the total amounts recognized in accumulated other comprehensive income (loss) relating to the defined benefit pension plans as of December 31, 2025 and 2024.

DECEMBER 31	2025	2024
(in millions)
Net actuarial loss	$67.2	$68.4

The unrecognized net actuarial gains or losses which exceed 10% of the greater of the projected benefit obligations or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2026. The Company expects to contribute $2.6 million to its non-qualified pension plan to fund 2026 benefit payments.

Benefit Payments

YEARS ENDED DECEMBER 31	2026	2027	2028	2029	2030	2031-2035
(in millions)
Qualified pension plan	$35.2	$34.3	$32.4	$31.0	$29.1	$121.8
Non-qualified pension plan	$2.6	$2.5	$2.4	$2.3	$2.1	$8.7

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2025. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation for 2025, 2024 and 2023. The Company’s expense for this matching provision was $32.8 million, $30.5 million and $27.6 million for 2025, 2024 and 2023, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts.

8. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED DECEMBER 31	2025			2024			2023
		Tax			Tax			Tax
	Pre-	Benefit	Net of	Pre-	Benefit	Net of	Pre-	Benefit	Net of
(in millions)	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$302.2	$(63.6)	$238.6	$(14.3)	$3.1	$(11.2)	$203.7	$(42.7)	$161.0
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.1	-	0.1	0.8	(0.2)	0.6	3.7	(0.7)	3.0
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	61.9	(13.8)	48.1	88.4	(19.8)	68.6	9.1	(3.2)	5.9
Amount of credit-related (recoveries) impairments recognized in Consolidated Statements of Income	(0.3)	0.1	(0.2)	(0.5)	0.1	(0.4)	0.8	(0.2)	0.6
Amount of additional impairment losses recognized in Consolidated Statements of Income	0.7	(0.1)	0.6	2.2	(0.5)	1.7	10.3	(2.2)	8.1
Net unrealized gains	364.6	(77.4)	287.2	76.6	(17.3)	59.3	227.6	(49.0)	178.6
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial gains (losses)	(5.5)	1.1	(4.4)	(7.3)	1.5	(5.8)	3.9	(0.8)	3.1
Amortization of net actuarial losses recognized as net periodic benefit cost	6.7	(1.4)	5.3	6.8	(1.4)	5.4	7.9	(1.7)	6.2
Total pension and postretirement benefits	1.2	(0.3)	0.9	(0.5)	0.1	(0.4)	11.8	(2.5)	9.3
Long-duration insurance contracts:
Net change in market risk	(4.1)	0.9	(3.2)	2.5	(0.5)	2.0	(4.6)	1.0	(3.6)
Other comprehensive income	$361.7	$(76.8)	$284.9	$78.6	$(17.7)	$60.9	$234.8	$(50.5)	$184.3

Reclassifications out of accumulated other comprehensive loss were as follows:

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss			Where Net Income is Presented
Net unrealized losses on investment securities	$(61.6)	$(88.0)	$(9.1)	Net realized losses from sales and other
	(0.2)	(1.7)	(11.1)	Impairments on investments
	(61.8)	(89.7)	(20.2)	Total before tax
	13.7	20.1	5.6	Income tax (expense) benefit
	(48.1)	(69.6)	(14.6)	Income from continuing operations
	(0.4)	(0.3)	—	Income from discontinued life businesses
	(48.5)	(69.9)	(14.6)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(6.7)	(6.8)	(7.9)	Loss adjustment expenses and other operating expenses (1)
	1.4	1.4	1.7	Income tax (expense) benefit
	(5.3)	(5.4)	(6.2)	Income from continuing operations
Net change in market risk	1.4	0.6	1.6	Income from discontinued life businesses
	(0.3)	(0.1)	(0.3)	Income tax (expense) benefit
	1.1	0.5	1.3	Income from discontinued life businesses
Total reclassifications for the period	$(52.7)	$(74.8)	$(19.5)	Net expense reflected in income, net of tax
(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2025, 2024 and 2023.

9. STOCK-BASED COMPENSATION PLANS

On May 10, 2022, THG shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and authorized the issuance of 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2022 Stock Plan provides for the granting of the same types of awards as the 2014 Stock Plan, which includes stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance-based stock awards and cash awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.2 shares. As of December 31, 2025, there were 1,786,722 shares available for grants under the 2022 Stock Plan.

On May 9, 2023, shareholders approved The Hanover Insurance Group 2023 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 1,250,000 shares under such plan. As of December 31, 2025, 1,208,660 shares were available for grant under the ESPP Plan.

Compensation cost for the years ended December 31, 2025, 2024 and 2023 totaled $35.6 million, $31.0 million and $31.1 million, respectively. Related tax benefits were $7.5 million, $6.5 million and $6.5 million, respectively.

STOCK OPTIONS

Under the 2022 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2025, 2024 and 2023 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2025		2024		2023
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,871	$117.43	1,137,042	$111.57	1,080,852	$107.07
Granted	140,393	161.82	150,731	134.26	135,019	140.01
Exercised	(155,280)	96.49	(173,260)	93.37	(56,645)	88.10
Forfeited or cancelled	(2,522)	149.73	(2,642)	134.99	(22,184)	125.15
Outstanding, end of year	1,094,462	$126.02	1,111,871	$117.43	1,137,042	$111.57
Exercisable, end of year	812,847	$118.14	830,549	$110.85	864,186	$104.16

Cash received for options exercised for the years ended December 31, 2025, 2024 and 2023 was $13.2 million, $14.5 million and $4.2 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $11.3 million, $8.4 million and $2.6 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2025, 2024 and 2023 was $1.9 million, $1.3 million and $0.3 million, respectively. The aggregate intrinsic value at December 31, 2025 for options outstanding and options exercisable was $62.1 million and $52.5 million, respectively. At December 31, 2025, the weighted average remaining contractual life for options outstanding and options exercisable was 5.4 years and 4.4 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2025 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$77.91 to $85.87	75,212	0.92	$84.03	75,212	$84.03
$104.11	127,350	2.16	104.11	127,350	104.11
$115.35	125,002	5.16	115.35	125,002	115.35
$117.22 to $118.54	254,869	3.78	118.03	254,869	118.03
$134.26 to $139.51	254,887	7.29	136.56	155,481	138.03
$140.01 to $161.82	257,142	8.24	151.80	74,933	140.01

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2025, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $35.33, $30.17 and $31.55, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2025	2024	2023
Dividend yield	2.225%	2.532%	2.314%
Expected volatility	22.561% to 25.494%	23.571% to 30.041%	24.429% to 28.803%
Weighted average expected volatility	23.76%	26.32%	26.05%
Risk-free interest rate	4.092% to 4.229%	4.202% to 4.571%	4.008% to 4.613%
Expected term, in years	2.5 to 7.5	2.5 to 7.0	2.5 to 7.0

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

The fair value of shares that vested during the years ended December 31, 2025 and 2024 was $4.1 million and $1.0 million, respectively. As of December 31, 2025, the Company had unrecognized compensation expense of $1.4 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.5 years.

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

The Company granted both market-based and performance-based restricted share units in 2025, 2024 and 2023. These units generally vest after three years of continued employment and after the achievement of certain performance targets. The Company also granted time-based restricted stock units to eligible employees in 2025, 2024 and 2023 that generally vest after three years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	386,712	$137.44	376,626	$132.04	378,256	$124.88
Granted	137,914	160.41	160,751	133.58	155,645	137.59
Vested	(124,748)	139.80	(127,147)	116.81	(136,971)	118.70
Forfeited	(17,934)	144.97	(23,518)	136.04	(20,304)	131.30
Outstanding, end of year	381,944	$144.61	386,712	$137.44	376,626	$132.04
Performance and market-based restricted stock units:
Outstanding, beginning of year	126,211	$140.47	120,504	$132.76	119,163	$122.81
Granted	52,360	178.39	53,336	132.27	50,115	137.90
Vested	(31,052)	141.58	(41,290)	112.36	(44,781)	114.14
Forfeited	(14,369)	152.88	(6,339)	108.06	(3,993)	109.19
Outstanding, end of year	133,150	$153.78	126,211	$140.47	120,504	$132.76

In 2025, 2024 and 2023 the Company granted market-based awards totaling 23,492, 25,414, and 21,789, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 200% of the shares disclosed for grant year 2025 and from 0% to 150% of the shares disclosed for grant years 2024 and 2023. In 2025, 2024 and 2023, the Company also granted performance-based restricted stock units totaling 28,868, 27,922 and 28,326, respectively to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity). These units have the potential to range from 0% to 200% of the shares disclosed for grant year 2025 and from 0% to 150% of the shares disclosed for grant years 2024 and 2023. Increases above the 100% target level are reflected as granted in the period after which market-based and performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In 2025, 5,246 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2022. The weighted average grant date fair value of these awards was $139.51. In 2024, 2,615 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2021. The weighted average grant date fair value of these awards was $115.35. In 2023, 5,961 performance-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2020. The weighted average grant date fair value of these awards was $118.54.

Included in 2025 are 14,369 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2022. The weighted average grant date fair value of these awards was $152.88. Included in 2024 are 6,339 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2021. The weighted average grant date fair value of these awards was $108.06. Included in 2023 are 2,836 market-based restricted stock units which were included as forfeited due to completion levels less than 100% for units granted in 2020. During 2025 and 2024 there were no additional shares of market-based awards that forfeited, however, during 2023, there were 598 shares, of market-based awards that forfeited. Also, during 2025 and 2024 there were no additional shares of performance-based awards that forfeited, however during 2023 there were 559 shares of performance-based awards that forfeited.

The increase in fair value from the grant date of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $3.9 million, $2.4 million and $2.7 million, respectively. The increase in fair value from the grant date for performance and market-based restricted stock units that vested in 2025, 2024 and 2023 were $0.9 million, $0.9 million and $1.1 million, respectively.

At December 31, 2025, the fair value of outstanding restricted stock units was $55.2 million and the weighted average remaining contractual life was 1.2 years. The fair value of outstanding performance and market-based restricted stock units was $20.5 million and the weighted average remaining contractual life was 1.2 years. As of December 31, 2025, there was $18.8 million of unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a period of 1.7 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices, and is expensed on a straight-line basis over the service period.

10. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2025	2024	2023
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	35.8	35.9	35.7
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.1
Non-vested stock grants	0.4	0.3	0.3
Diluted shares used in the calculation of earnings per share	36.5	36.4	36.1
Per share effect of dilutive securities on income from continuing operations and net income	$(0.34)	$(0.15)	$(0.01)

Diluted earnings per share during 2025, 2024 and 2023 excludes 0.1 million, 0.4 million and 0.3 million, respectively, shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2025, the Company repurchased approximately 0.7 million shares through open market purchases at an aggregate cost of $130.1 million. Included in the cost of treasury stock acquired pursuant to common share repurchases in 2025 is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. During 2024, the Company repurchased approximately 0.2 million shares through open market repurchases at an aggregate cost of $26.7 million. The Company did not repurchase any shares during 2023. As of December 31, 2025, the Company had repurchased 8.8 million shares under this $1.3 billion program and had approximately $173 million available for additional repurchases.

11. DIVIDEND RESTRICTIONS

INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of: (a) 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or (b) statutory net income less net realized gains, and including undistributed net income from the previous two calendar years. Hanover Insurance declared and paid dividends to its parent totaling $295.0 million in 2025, and $100.0 million in 2024 and 2023. At January 1, 2026, the maximum dividend payable without prior approval was $37.8 million. In May 2026, the maximum dividend declared payable without prior approval will increase by $150.0 million to a total amount of $187.8 million, and further increase in November 2026 by $145.0 million to a total amount of $332.8 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of: (a) 10% of policyholders’ surplus as of December 31 of the immediately preceding year or (b) the statutory net income less net realized gains for the immediately preceding calendar year. Citizens declared and paid dividends to its parent, Hanover Insurance, totaling $91.0 million in 2025, $59.0 million in 2024, and $10.0 million in 2023. At January 1, 2026, the maximum dividend payable without prior approval was $51.9 million. In November 2026, the maximum dividend declared payable without prior approval will increase by $91.0 million to a total amount of $142.9 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

12. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business, which provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses, specialty industrial and commercial property, excess and surplus lines and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other segment primarily includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits related to employees and agents of the Company’s former life insurance subsidiaries; and run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

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

Summarized below is financial information with respect to the Company’s reporting segments.

December 31, 2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$2,211.0	$1,398.3	$2,551.8	$—	$6,161.1
Net investment income	202.5	102.6	128.5	20.8	454.4
Fees and other income	5.2	4.8	14.7	0.2	24.9
Total operating revenues	$2,418.7	$1,505.7	$2,695.0	$21.0	$6,640.4
Net realized and unrealized investment losses					(46.0)
Total revenues					$6,594.4
Operating income before interest expense and income taxes:
Net premiums earned	$2,211.0	$1,398.3	$2,551.8	$—	$6,161.1
Losses and LAE:
Current accident year losses and LAE	1,305.6	699.6	1,518.2	—	3,523.4
Prior year unfavorable (favorable) development, excluding catastrophes	(7.1)	(56.8)	(7.2)	0.7	(70.4)
Catastrophe losses	124.4	38.1	139.8	—	302.3
Prior year favorable catastrophe development	(11.0)	(4.0)	(11.0)	—	(26.0)
Total losses and LAE	1,411.9	676.9	1,639.8	0.7	3,729.3
Amortization of deferred acquisition costs and other underwriting expenses(1)	746.9	524.1	668.3	—	1,939.3
Underwriting income (loss)	52.2	197.3	243.7	(0.7)	492.5
Net investment income	202.5	102.6	128.5	20.8	454.4
Fees and other income	5.2	4.8	14.7	0.2	24.9
Other segment items(2)	(9.0)	(8.6)	(7.1)	(14.1)	(38.8)
Operating income before interest expense and income taxes	$250.9	$296.1	$379.8	$6.2	$933.0
Interest on debt					(43.2)
Operating income before income taxes					889.8
Non-operating income items:
Net realized and unrealized investment losses					(46.0)
Income from continuing operations before income taxes					$843.8

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

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2025	2024
(in millions)	Identifiable Assets
Property and Casualty	$16,862.3	$15,188.8
Assets of discontinued businesses	83.6	85.7
Total	$16,945.9	$15,274.5

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

At December 31, 2025 and 2024, the portion of the discontinued accident and health business that was directly assumed had assets of $81.5 million and $83.7 million, respectively, consisting primarily of invested assets, and liabilities of $78.8 million and $78.9 million, respectively, consisting primarily of policy liabilities. At December 31, 2025 and 2024, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued accident and health and life operations for the years ended December 31, 2025, 2024 and 2023 were not material.

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

During 2025, the Company ceded premiums earned and losses and LAE incurred of $29.7 million and $35.2 million, respectively, and $39.2 million and $60.0 million, respectively, in 2024, to the MCCA. In 2023, the Company ceded $32.9 million and $72.8 million, respectively, of premiums earned and losses and LAE incurred, to the MCCA. The MCCA represented 41.2% of the total reinsurance receivable balance at December 31, 2025. Reinsurance recoverables related to the MCCA were $829.2 million and $870.4 million at December 31, 2025 and 2024, respectively. Since the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from the MCCA identified during the three years ending December 31, 2025, the Company believes it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Premiums written:
Direct	$6,999.6	$6,711.3	$6,411.9
Assumed	23.0	21.6	21.0
Ceded	(700.5)	(649.3)	(622.7)
Net premiums written	$6,322.1	$6,083.6	$5,810.2
Premiums earned:
Direct	$6,829.8	$6,551.0	$6,255.1
Assumed	22.9	21.5	37.4
Ceded	(691.6)	(659.9)	(629.4)
Net premiums earned	$6,161.1	$5,912.6	$5,663.1
Percentage of assumed to net premiums earned	0.4%	0.4%	0.7%
Losses and LAE:
Direct	$4,098.0	$4,157.5	$4,489.4
Assumed	19.5	19.0	42.5
Ceded	(388.2)	(419.1)	(397.3)
Net losses and LAE	$3,729.3	$3,757.4	$4,134.6

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

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends such as inflation, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, court actions or delays in legal proceedings, social inflation and legal system abuse dynamics, changes in claims complexion, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line of business and coverage, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. Pressure from litigation trends, legal system abuse, and general and social inflation in the U.S. economy in recent years, along with other factors outside the Company’s control, have resulted in higher claims costs. Additionally, several other significant uncertainties persist, including increased attorney involvement in claims resulting in delayed claim settlements and a trend toward higher valued settlements and litigation costs.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE. Catastrophe losses were $276.3 million, $375.9 million, and $690.1 million in 2025, 2024, and 2023, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Gross reserve for losses and LAE, beginning of year	$7,461.2	$7,308.1	$7,012.6
Reinsurance recoverable on unpaid losses	1,829.8	1,795.0	1,748.6
Net reserve for losses and LAE, beginning of year	5,631.4	5,513.1	5,264.0
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,825.7	3,866.8	4,150.5
Prior years	(96.4)	(109.4)	(15.9)
Total incurred losses and LAE	3,729.3	3,757.4	4,134.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,641.0	1,800.6	2,037.9
Prior years	1,814.8	1,838.5	1,847.6
Total payments	3,455.8	3,639.1	3,885.5
Net reserve for losses and LAE, end of year	5,904.9	5,631.4	5,513.1
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8	1,795.0
Gross reserve for losses and LAE, end of year	$7,755.2	$7,461.2	$7,308.1

The following table provides a summary of (favorable) unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Core Commercial	$(18.1)	$(50.0)	$(2.0)
Specialty	(60.8)	(60.9)	(57.1)
Personal Lines	(18.2)	0.1	40.9
Other	0.7	1.4	2.3
Total loss and LAE reserve development, including catastrophes	$(96.4)	$(109.4)	$(15.9)

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $96.4 million, $109.4 million and $15.9 million in 2025, 2024 and 2023, respectively.

2025

For the year ended December 31, 2025, net favorable loss and LAE development was $96.4 million. Specialty favorable loss and LAE development of $60.8 million was primarily due to lower than expected non-catastrophe losses in the Specialty Property & Casualty lines division, primarily in the programs and excess and surplus lines, the Professional and Executive Lines division, primarily in the claims-made general liability coverage, and in the Marine division. Personal Lines favorable loss and LAE development of $18.2 million was primarily due to lower than expected catastrophe and non-catastrophe losses in the homeowners line. Core Commercial favorable loss and LAE development of $18.1 million was primarily due to lower than expected catastrophe losses in the commercial multiple peril line related to events from accident years 2023 through 2024, including several convective storms across multiple states and Winter Storm Elliot. Additionally, favorable development was due to lower than expected non-catastrophe losses in the workers’ compensation, general liability and commercial multiple peril lines, partially offset by higher than expected losses in the commercial automobile and other core commercial lines.

2024

For the year ended December 31, 2024, net favorable loss and LAE development was $109.4 million. Specialty favorable loss and LAE development of $60.9 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division’s claims-made general liability coverage and, to a lesser extent, in the Surety and Specialty Property & Casualty divisions, as well as lower than expected catastrophe losses primarily in the Marine division. Core Commercial favorable loss and LAE development of $50.0 million was primarily due to catastrophe development of $32.3 million, driven by lower than expected losses in accident years 2021 through 2023, including several convective storms across multiple states, Winter Storm Elliot and Hurricane Ian. Additionally, and to a lesser extent, favorable development was due to lower than expected non-catastrophe losses across each of the main product lines: commercial multiple peril, commercial automobile, workers’ compensation and other commercial lines. Personal Lines unfavorable loss and LAE development of $0.1 million was primarily due to higher than expected losses in the other personal lines, partially offset by lower than expected non-catastrophe losses within the personal automobile line.

2023

For the year ended December 31, 2023, net favorable loss and LAE development was $15.9 million. The favorable loss and LAE development in Specialty of $57.1 million was primarily due to lower than expected losses within the Professional and Executive Lines division and in the Surety division. Core Commercial favorable loss and LAE development of $2.0 million was primarily due to lower than expected losses in the workers’ compensation line, and was partially offset by unfavorable development in the commercial automobile line, commercial umbrella coverage, and, to a lesser extent, in general liability coverages. Personal Lines unfavorable loss and LAE development of $40.9 million was primarily due to higher than expected losses in the personal automobile line, standalone personal umbrella coverage, and homeowners line. The net unfavorable development within the personal automobile line related to bodily injury coverages, whereas the homeowners line was driven by higher than expected catastrophe losses primarily related to Winter Storm Elliot.

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

YEARS ENDED DECEMBER 31	2025			2024
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,712.8	$(247.0)	$1,465.8	$1,626.9	$(202.0)	$1,424.9
Workers’ compensation	768.7	(129.3)	639.4	761.1	(131.6)	629.5
Commercial automobile liability	581.7	(27.1)	554.6	513.5	(22.3)	491.2
General liability and umbrella - occurrence	697.2	(293.7)	403.5	620.7	(258.2)	362.5
Other core commercial	100.9	(19.3)	81.6	91.2	(10.1)	81.1
Total Core Commercial	3,861.3	(716.4)	3,144.9	3,613.4	(624.2)	2,989.2
Specialty property & casualty	845.3	(249.7)	595.6	837.9	(257.3)	580.6
General liability - claims made	472.9	(30.6)	442.3	454.2	(30.6)	423.6
Other specialty	414.7	(42.6)	372.1	383.8	(46.7)	337.1
Total Specialty	1,732.9	(322.9)	1,410.0	1,675.9	(334.6)	1,341.3
Personal automobile liability	1,655.4	(787.6)	867.8	1,635.6	(817.4)	818.2
Homeowners	300.8	(3.9)	296.9	323.6	(1.5)	322.1
Other personal	175.2	(2.2)	173.0	149.8	(1.8)	148.0
Total Personal Lines	2,131.4	(793.7)	1,337.7	2,109.0	(820.7)	1,288.3
Total Other	29.6	(17.3)	12.3	62.9	(50.3)	12.6
Total loss and LAE reserves	$7,755.2	$(1,850.3)	$5,904.9	$7,461.2	$(1,829.8)	$5,631.4

Core Commercial - general liability and umbrella - occurrence is primarily comprised of the Company’s commercial monoline general liability and umbrella coverages. Other core commercial lines is primarily comprised of commercial property and product liability coverages. Specialty general liability - claims made is comprised of claims made coverages within the Professional and Executive Lines division, primarily comprised of professional and management liability lines. Other specialty lines is primarily comprised of marine, surety, healthcare, and fidelity lines. Total Other is comprised of the Company’s run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty reinsurance pools, and run-off product liability business, which includes $27.5 million and $55.8 million of gross asbestos and environmental reserves as of December 31, 2025 and 2024, respectively.

Incurred claims development tables

For the following net reserve components, Core Commercial - commercial multiple peril, Core Commercial - workers’ compensation, Core Commercial - commercial automobile liability, Core Commercial - general liability and umbrella - occurrence, Specialty property & casualty, Specialty general liability - claims made, personal automobile liability, and homeowners, the Company is presenting incurred claims development tables by accident year. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The following tables present cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE, and IBNR balances at December 31, 2025. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2025 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2025.

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

Core Commercial - commercial multiple peril
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2025
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2018	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2018	$511.1	$495.6	$489.5	$490.6	$495.8	$499.7	$500.1	$502.6	$12.8	15,935
2019		520.2	527.0	533.1	542.6	540.2	537.4	536.1	18.0	15,266
2020			562.1	546.7	531.5	514.9	509.5	511.8	20.5	12,972
2021				673.5	658.7	655.1	651.9	650.1	29.2	14,854
2022					748.1	749.2	733.8	722.5	51.9	13,975
2023						698.3	684.1	672.4	95.4	12,765
2024							662.4	633.1	157.6	12,025
2025								682.8	304.8	9,297
Total								$4,911.4

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2018	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2018	$165.7	$274.1	$326.4	$362.9	$403.6	$429.5	$454.9	$462.9
2019		156.5	288.5	348.7	396.3	444.5	470.4	490.8
2020			200.8	318.6	364.2	401.0	434.2	461.9
2021				245.1	392.6	450.0	513.8	564.2
2022					198.2	441.2	513.8	575.5
2023						240.5	392.1	460.1
2024							217.9	355.2
2025								209.8
Total								3,580.4
Total reserves for 2018 - 2025 accident years (incurred - paid)								1,331.0
Total reserves for 2017 and prior accident years								108.8
Unallocated loss adjustment expense								26.0
Net reserves at December 31, 2025								$1,465.8

Core Commercial - workers’ compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2025
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2016	2017	2018	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2016	$158.9	$152.8	$139.9	$133.5	$128.3	$124.9	$122.3	$118.3	$117.2	$115.6	$5.1	12,853
2017		159.6	148.7	139.9	136.7	132.4	129.6	125.7	123.8	121.8	5.6	13,496
2018			165.2	161.3	152.6	150.8	149.2	145.8	142.7	139.8	8.4	15,075
2019				170.5	165.0	162.9	163.2	159.5	159.2	155.6	9.7	15,551
2020					167.1	166.8	150.6	142.4	139.8	136.0	9.9	12,237
2021						178.5	180.8	175.5	174.0	172.5	12.0	14,827
2022							198.5	205.9	207.4	206.1	17.3	15,934
2023								202.3	215.7	215.6	23.4	14,625
2024									209.1	206.3	43.1	13,751
2025										217.8	89.5	13,584
Total										$1,687.1

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2016	2017	2018	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2016	$29.2	$67.0	$84.4	$93.3	$97.2	$100.1	$102.1	$103.5	$104.7	$104.6
2017		28.5	63.7	82.0	92.7	99.0	102.6	106.2	108.1	109.6
2018			32.2	72.0	91.7	104.2	112.0	117.8	121.6	123.5
2019				30.4	75.7	102.4	116.2	124.5	128.7	134.3
2020					28.8	71.4	91.8	102.9	109.1	112.9
2021						40.6	85.3	109.4	125.5	134.0
2022							41.4	101.8	132.9	149.8
2023								48.8	107.0	141.7
2024									44.1	101.7
2025										46.4
Total										1,158.5
Total reserves for 2016 - 2025 accident years (incurred - paid)										528.6
Total reserves for 2015 and prior accident years										89.6
Unallocated loss adjustment expense and other										21.2
Net reserves at December 31, 2025										$639.4

Core Commercial - commercial automobile liability
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2025
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2019	$161.0	$167.9	$169.7	$174.6	$181.4	$179.9	$178.9	$5.0	9,797
2020		153.2	141.5	140.2	134.5	132.4	131.0	5.4	5,911
2021			154.1	156.5	146.1	144.6	145.4	10.9	6,132
2022				157.5	173.3	168.7	171.7	21.4	6,185
2023					171.5	179.4	194.1	40.3	6,271
2024						182.7	203.6	80.9	6,059
2025							220.8	163.7	5,419
Total							$1,245.5

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2019	$27.1	$64.5	$94.8	$126.5	$147.9	$163.5	$167.9
2020		21.0	42.1	71.4	96.3	112.0	119.7
2021			17.7	45.2	73.7	98.8	120.0
2022				18.9	53.0	80.5	122.2
2023					23.7	55.3	101.2
2024						23.0	58.4
2025							25.5
Total							714.9
Total reserves for 2019 - 2025 accident years (incurred - paid)							530.6
Total reserves for 2018 and prior accident years							19.4
Unallocated loss adjustment expense							4.6
Net reserves at December 31, 2025							$554.6

Core Commercial - general liability and umbrella - occurrence
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2025
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2016	2017	2018	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2016	$58.5	$61.0	$57.8	$55.8	$53.7	$54.5	$54.2	$59.2	$61.9	$65.2	$2.6	1,218
2017		58.2	67.1	66.3	63.0	62.9	61.0	60.8	60.9	60.2	4.1	1,036
2018			58.8	61.1	60.3	63.3	63.2	65.0	64.3	60.4	6.4	978
2019				58.9	60.0	60.3	69.3	73.7	74.5	71.3	7.8	882
2020					56.2	58.9	53.4	52.1	44.9	43.9	9.1	561
2021						58.3	70.0	73.7	69.6	68.2	19.5	529
2022							63.3	76.6	75.2	89.3	27.4	542
2023								72.2	77.6	79.7	43.2	443
2024									93.3	94.9	65.1	468
2025										98.7	84.0	428
Total										$731.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2016	2017	2018	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2016	$0.7	$7.3	$14.8	$25.3	$31.7	$34.4	$38.7	$52.0	$54.1	$56.5
2017		2.3	9.0	19.3	27.1	33.9	42.6	46.8	49.0	51.8
2018			1.0	4.4	18.8	27.2	38.1	40.7	45.7	48.2
2019				4.3	8.7	16.5	28.2	38.2	49.9	57.1
2020					2.1	9.2	11.9	17.8	24.7	27.8
2021						1.5	6.6	17.3	29.6	40.4
2022							0.4	9.3	19.1	39.8
2023								5.4	11.4	18.3
2024									2.6	11.0
2025										1.4
Total										352.3
Total reserves for 2016 - 2025 accident years (incurred - paid)										379.5
Total reserves for 2015 and prior accident years										21.1
Unallocated loss adjustment expense and other										2.9
Net reserves at December 31, 2025										$403.5

Specialty property & casualty
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2025
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2018	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2018	$193.0	$194.1	$193.7	$190.2	$191.1	$191.1	$189.3	$188.7	$5.5	6,382
2019		212.2	209.4	225.7	237.1	236.8	231.0	228.4	9.9	6,469
2020			181.1	170.8	164.9	169.5	165.6	161.2	10.0	5,219
2021				202.9	213.9	210.2	211.2	205.9	19.4	5,912
2022					218.3	215.3	222.2	217.8	36.2	5,442
2023						229.7	214.2	208.4	58.4	4,526
2024							212.8	214.1	87.9	4,200
2025								226.6	135.4	2,939
Total								$1,651.1

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2018	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2018	$56.0	$107.9	$124.9	$140.3	$158.6	$170.4	$176.5	$179.7
2019		71.5	113.9	136.5	164.9	187.1	203.5	208.1
2020			40.4	84.0	101.2	121.9	136.3	142.8
2021				59.2	106.6	125.9	149.1	167.5
2022					60.7	106.5	127.6	153.8
2023						61.1	92.4	117.1
2024							49.3	86.3
2025								56.0
Total								1,111.3
Total reserves for 2018 - 2025 accident years (incurred - paid)								539.8
Total reserves for 2017 and prior accident years								41.1
Unallocated loss adjustment expense								14.7
Net reserves at December 31, 2025								$595.6

Specialty - general liability - claims made
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2025
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2019	2020	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2019	$119.8	$119.5	$125.6	$127.6	$126.7	$129.0	$128.8	$3.4	1,201
2020		137.3	134.2	123.3	119.1	122.5	118.0	5.8	1,193
2021			148.2	144.8	134.6	128.6	131.8	13.2	1,083
2022				162.3	149.0	137.6	134.6	21.8	1,089
2023					170.5	167.7	158.1	36.1	1,383
2024						183.6	179.0	63.4	1,524
2025							175.3	87.3	2,672
Total							$1,025.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2019	2020	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2025
2019	$16.5	$53.3	$77.0	$95.4	$107.4	$115.4	$120.1
2020		16.8	50.6	75.0	89.4	101.2	104.6
2021			15.8	49.9	76.7	92.4	105.6
2022				18.1	54.0	78.2	94.2
2023					17.9	55.4	86.7
2024						24.4	64.0
2025							23.4
Total							598.6
Total reserves for 2019 - 2025 accident years (incurred - paid)							427.0
Total reserves for 2018 and prior accident years							8.7
Unallocated loss adjustment expense							6.6
Net reserves at December 31, 2025							$442.3

Personal automobile liability
($ in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2025
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident	2021	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2021	$407.2	$411.6	$408.5	$403.0	$403.6	$6.6	30,846
2022		441.9	458.6	456.6	458.7	16.3	33,974
2023			489.9	511.1	523.0	42.6	35,474
2024				494.7	497.7	90.5	31,374
2025					531.5	263.1	26,157
Total					$2,414.5

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2021	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	Unaudited	2025
2021	$106.4	$225.9	$304.4	$353.0	$380.7
2022		117.2	255.0	346.0	403.5
2023			143.1	296.4	400.7
2024				142.9	286.5
2025					143.2
Total					1,614.6
Total reserves for 2021 - 2025 accident years (incurred - paid)					799.9
Total reserves for 2020 and prior accident years					51.7
Unallocated loss adjustment expense					16.2
Net reserves at December 31, 2025					$867.8

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2025
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident	2022	2023	2024			Claim
Year	Unaudited	Unaudited	Unaudited	2025	IBNR	Count
2022	$548.5	$557.0	$559.7	$561.8	$5.3	35,242
2023		874.4	863.8	855.3	7.0	50,444
2024			648.6	635.6	23.8	31,998
2025				489.2	124.6	19,467
Total				$2,541.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2022	2023	2024
Year	Unaudited	Unaudited	Unaudited	2025
2022	$324.1	$511.7	$537.0	$546.8
2023		590.4	811.9	836.5
2024			430.9	584.3
2025				296.1
Total				2,263.7
Total reserves for 2022 - 2025 accident years (incurred - paid)				278.2
Total reserves for 2021 and prior accident years				13.3
Unallocated loss adjustment expense				5.4
Net reserves at December 31, 2025				$296.9

The following table is information about average historical claims duration as of December 31, 2025. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
	1	2	3	4	5	6	7	8	9	10
Core Commercial - commercial multiple peril	33.4%	24.3%	9.9%	8.3%	7.8%	5.1%	4.4%	1.6%
Core Commercial - workers’ compensation	22.1%	29.0%	15.2%	8.6%	4.8%	3.0%	2.8%	1.4%	1.1%	0.0%
Core Commercial - commercial automobile liability	12.8%	18.2%	19.7%	19.6%	12.8%	7.3%	2.5%
Core Commercial - general liability and umbrella - occurrence	3.1%	9.2%	13.1%	16.3%	14.1%	9.3%	8.0%	9.4%	3.9%	3.7%
Specialty property & casualty	27.5%	21.4%	10.1%	11.3%	9.3%	5.8%	2.6%	1.7%
Specialty - general liability - claims made	13.0%	25.9%	19.4%	12.6%	9.8%	4.5%	3.6%
Personal automobile liability	27.0%	29.5%	19.7%	12.3%	6.9%
Homeowners	63.8%	27.8%	3.7%	1.7%

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

16. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2025, 2024 and 2023.

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

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2025	2024	2023
Statutory Net Income	$644.7	$404.7	$36.5
Statutory Capital and Surplus	3,337.9	2,971.7	2,642.7

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $752.4 million, $705.7 million and $667.0 million, which equals the Authorized Control Level at December 31, 2025, 2024 and 2023, respectively.

17. SUBSEQUENT EVENTS

On January 15, 2026, the Company used a portion of the proceeds from the August 21, 2025 issuance of $500.0 million aggregate principal amount of 5.50% senior unsecured debentures to redeem its outstanding $375.0 million principal amount of senior debentures due April 15, 2026.

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

Internal control over financing reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B-OTHER INFORMATION

Rule 10b5-1 Trading Plans

On November 19, 2025, John C. Roche, the Company’s President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). His 10b5-1 trading plan provides for the net exercise, and subsequent sale, of options to purchase an aggregate of 51,318 shares of the Company’s common stock. The options were granted in 2017 and 2018. The 10b5-1 trading plan expires on February 19, 2027, or upon an earlier date if and when all the options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in his 10b5-1 trading plan.

No other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the fourth quarter ended December 31, 2025.

ITEM 9C-DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers, our Code of Conduct, and our insider trading policies and procedures that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Jeffrey M. Farber, 61

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

Dennis F. Kerrigan, 61

Executive Vice President, Chief Legal Officer and Corporate Secretary

Mr. Kerrigan joined the Company as Executive Vice President, Deputy General Counsel and Assistant Secretary, in January 2020, becoming General Counsel (Chief Legal Officer) in April 2020 and Corporate Secretary in January 2026. Before joining THG, Mr. Kerrigan was Executive Vice President, General Counsel and Corporate Secretary for Zurich North America, from 2008 to 2019. Previously, he was a litigation partner with the law firm then known as Dewey & LeBoeuf.

Richard W. Lavey, 58

Executive Vice President and Chief Operating Officer

Mr. Lavey has served as Executive Vice President and Chief Operating Officer since March 2025. He served as the Company’s Executive Vice President and President, Hanover Agency Markets since 2017, until his appointment as Chief Operating Officer. Mr. Lavey previously served as Executive Vice President, Chief Growth Innovation Officer from February 2017 to November 2017. Prior to that time, he was President, Personal Lines of THG since 2014 and Chief Marketing Officer since 2011, assuming responsibility for Field Operations in 2016. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Chief Distribution Officer, Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing and Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

Willard T. Lee, 56

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

David J. Lovely, 63

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

Denise M. Lowsley, 54

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

John C. Roche, 62

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

Bryan J. Salvatore, 61

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

ANNUAL MEETING OF SHAREHOLDERS

The 2026 Annual Meeting of Shareholders has been scheduled for May 12, 2026. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 19, 2026.

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

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2026, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,726,263	$126.02	2,995,382
Equity compensation plans not approved by security holders	—	—	—
Total	1,726,263	$126.02	2,995,382
(1)
Includes 631,801 shares of common stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units, and market-based restricted stock units (assuming the maximum award amount) of which, 24,432 represent dividend equivalent shares associated with the 2025, 2024 and 2023 awards. The weighted average exercise price does not take these awards into account.
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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2026, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2026, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2026, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 65 to 114 of this Form 10-K.

		Page No. in this Report
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)		65
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023		67
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023		68
Consolidated Balance Sheets as of December 31, 2025 and 2024		69
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023		70
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023		71
Notes to Consolidated Financial Statements		72

(A)(2) FINANCIAL STATEMENTS SCHEDULES
		Page No. in this Report
I	Summary of Investments - Other than Investments in Related Parties as of December 31, 2025	125
II	Condensed Financial Information of Registrant as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023	126
III	Supplementary Insurance Information as of and for the years ended December 31, 2025, 2024 and 2023	129
IV	Reinsurance	130
V	Valuation and Qualifying Accounts as of December 31, 2025, 2024 and 2023	131
VI	Supplemental Information Concerning Property and Casualty Insurance Operations as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023	132

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

4.12

Third Supplemental Indenture (to the Base Indenture dates as of April 8, 2016) dated as of August 21, 2025, between the Registrant, as issuer, and U.S. Bank Trust Company National Association, as successor in interest to U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2025 and incorporated herein by reference.

4.13

Form of Security Certificate representing the 5.5% Notes due 2035, previously filed as Exhibit 4.3 (and included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2025 and incorporated herein by reference.

4.14	Description of Registrant’s Securities.

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

+10.11

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

+10.15

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 and incorporated herein by reference.

+10.16

Form of Restricted Stock Unit Agreement for Non-Employee Directors under The Hanover Insurance Group 2022 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 30, 2025 and incorporated herein by reference.

+10.17

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.18

Form of Side Letter Agreement for New Participants in The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan waiving right to IRC §280G “Gross-Up” Payments, previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2016 and incorporated herein by reference.

+10.19

Description of 2025 - 2026 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2025 and incorporated herein by reference.

+10.20

The Hanover Insurance Group, Inc. Amended and Restated Non-Employee Director Deferral Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2024 and incorporated herein by reference.

+10.21

Offer Letter, dated September 21, 2016, by and between Jeffrey M. Farber and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2016 and incorporated herein by reference.

+10.22

The Hanover Insurance Group 2023 Employee Stock Purchase Plan, previously filed as Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 24, 2023 and incorporated herein by reference.

+10.23

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

10.25

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

10.26

Credit Agreement, dated as of July 21, 2023, by and among the Hanover Insurance Group, Inc., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2023, and incorporated herein by reference.

19.1

The Hanover Insurance Group, Inc. Insider Trading Policy, previously filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2025 and incorporated herein by reference.

19.2

The Hanover Insurance Group, Inc. Addendum to Insider Trading Policy, previously filed as Exhibit 19.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2025 and incorporated herein by reference.

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

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets at December 31, 2025 and 2024; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (embedded within EX-101).

+ Management contract or compensatory plan or arrangement.

(P) Paper exhibits.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 20, 2026	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2026	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 20, 2026	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: February 20, 2026	By:	*
Francisco A. Aristeguieta,
Director
Date: February 20, 2026	By:	*
Kevin J. Bradicich,
Director
Date: February 20, 2026	By:	*
Theodore H. Bunting, Jr.,
Director
Date: February 20, 2026	By:	*
Jane D. Carlin,
Director
Date: February 20, 2026	By:	*
J. Paul Condrin III,
Director
Date: February 20, 2026	By:	*
William E. Donnell Director
Date: February 20, 2026	By:	*
Cynthia L. Egan,
Chair of the Board
Date: February 20, 2026	By:	*
Kathleen S. Lane,
Director
Date: February 20, 2026	By:	*
Joseph R. Ramrath,
Director

Date: February 20, 2026	By:	*
Elizabeth A. Ward,
Director

Date: February 20, 2026	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2025
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$2,500.7	$2,410.8	$2,410.8
States, municipalities and political subdivisions	910.8	847.7	847.7
Foreign governments	2.5	2.7	2.7
Public utilities	353.5	355.5	355.5
All other corporate bonds	5,916.6	5,918.0	5,918.0
Total fixed maturities	9,684.1	9,534.7	9,534.7
Equity securities:
Common stocks:
Public utilities	10.2	26.3	26.3
Banks, trusts and insurance companies	1.6	3.0	3.0
Industrial, miscellaneous and all other	53.5	136.5	136.5
Nonredeemable preferred stock	12.4	19.0	19.0
Total equity securities	77.7	184.8	184.8
Mortgage loans on real estate	255.1	238.7	247.0
Other long-term investments	386.1	414.4	414.4
Short-term investments	1.8	1.8	1.8
Total investments	$10,404.8	$10,374.4	$10,382.7
(1)
Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)
Mortgage loans on real estate are shown on the balance sheet at unpaid principal balances adjusted for deferred fees or expenses, net of an allowance for credit losses.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Revenues
Net investment income	$21.2	$10.5	$11.5
Net realized losses from sales and other	(0.2)	(4.6)	(1.1)
Other income	—	—	0.5
Total revenues	21.0	5.9	10.9
Expenses
Interest expense	43.1	34.1	34.1
Employee benefit related expenses	3.9	3.4	3.9
Interest expense on loan from subsidiary	7.0	7.1	7.0
Other operating expenses	9.9	6.5	4.8
Total expenses	63.9	51.1	49.8
Net loss before income taxes and equity in income of subsidiaries	(42.9)	(45.2)	(38.9)
Income tax benefit	13.1	12.6	10.8
Equity in income of subsidiaries	692.0	457.9	62.2
Income from continuing operations	662.2	425.3	34.1
Income from discontinued Chaucer business (net of income tax expense of $0.1, $0.2 and $0.3)	0.3	0.7	1.2
Net income	662.5	426.0	35.3
Other comprehensive income, net of tax	284.9	60.9	184.3
Comprehensive income	$947.4	$486.9	$219.6

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2025	2024
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $332.7 and $231.1)	$332.0	$227.2
Equity securities - at fair value	2.9	2.8
Cash and cash equivalents	449.0	57.4
Investments in subsidiaries	4,130.2	3,451.3
Net receivable from subsidiaries	24.6	25.2
Current income tax receivable	2.0	4.7
Other assets	5.9	3.3
Total assets	$4,946.6	$3,771.9
Liabilities
Expenses and state taxes payable	$12.6	$10.7
Interest payable	19.2	10.3
Short-term debt	375.0	61.8
Long-term debt	968.3	847.3
Total liabilities	1,375.1	930.1
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,013.5	1,973.6
Accumulated other comprehensive loss	(171.4)	(456.3)
Retained earnings	3,741.6	3,209.6
Treasury stock at cost (25.1 and 24.6 million shares)	(2,012.8)	(1,885.7)
Total shareholders’equity	3,571.5	2,841.8
Total liabilities and shareholders’ equity	$4,946.6	$3,771.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2025	2024	2023
(in millions)
Cash flows from operating activities
Net income	$662.5	$426.0	$35.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses	0.2	4.6	1.1
Equity in net income of subsidiaries	(692.0)	(457.9)	(62.2)
Dividends received from subsidiaries, net of capital contributed	1.3	75.5	0.7
Deferred income tax benefit	(1.3)	(1.9)	(0.4)
Change in expenses and taxes payable	11.6	(1.9)	(5.6)
Change in net receivable from subsidiaries	26.5	23.2	24.1
Other, net	2.4	1.0	1.4
Net cash provided by (used in) operating activities	11.2	68.6	(5.6)
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	237.5	187.8	111.4
Proceeds from disposals of equity securities	0.2	0.2	—
Purchase of fixed maturities	(46.1)	(103.4)	—
Net cash provided by investing activities	191.6	84.6	111.4
Cash flows from financing activities
Proceeds from exercise of employee stock options	15.4	16.7	6.5
Proceeds from issuance of debt, net	495.0	—	—
Dividends paid to shareholders	(130.6)	(124.1)	(117.2)
Repayment of debt	(61.8)	—	—
Repurchases of common stock	(129.2)	(26.7)	—
Net cash provided by (used in) financing activities	188.8	(134.1)	(110.7)
Net change in cash and cash equivalents	391.6	19.1	(4.9)
Cash and cash equivalents, beginning of year	57.4	38.3	43.2
Cash and cash equivalents, end of year	$449.0	$57.4	$38.3

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $292.7 million, $25.8 million and $98.6 million were transferred to the parent company in 2025, 2024 and 2023, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2025
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$234.6	$3,853.1	$1,187.9	$8.3	$2,211.0	$202.5	$1,411.9	$481.2	$274.7	$2,273.7
Specialty	227.0	1,725.7	850.8	7.1	1,398.3	102.6	676.9	367.2	165.5	1,441.5
Personal Lines	241.4	2,131.4	1,401.7	—	2,551.8	128.5	1,639.8	436.8	238.6	2,606.9
Other	—	29.6	—	—	—	20.8	0.7	—	14.1	—
Interest on Debt	—	—	—	—	—	—	—	—	43.2	—
Eliminations	—	—	—	—	—	—	—	—	—	—
Total	$703.0	$7,739.8	$3,440.4	$15.4	$6,161.1	$454.4	$3,729.3	$1,285.2	$736.1	$6,322.1

DECEMBER 31, 2024
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$230.8	$3,606.3	$1,121.4	$7.4	$2,148.8	$170.4	$1,302.1	$462.6	$277.9	$2,195.5
Specialty	209.2	1,669.1	800.4	6.7	1,322.0	84.5	646.7	347.4	160.6	1,373.9
Personal Lines	222.8	2,108.8	1,361.5	—	2,441.8	106.7	1,807.2	411.7	234.0	2,514.2
Other	—	62.9	—	—	—	11.0	1.4	—	17.5	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(3.6)	—
Total	$662.8	$7,447.1	$3,283.3	$14.1	$5,912.6	$372.6	$3,757.4	$1,221.7	$720.5	$6,083.6

DECEMBER 31, 2023
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Core Commercial	$223.0	$3,461.5	$1,066.8	$6.9	$2,060.3	$151.8	$1,354.9	$443.8	$250.9	$2,107.0
Specialty	193.6	1,619.6	755.1	5.9	1,274.2	71.1	645.5	329.5	133.2	1,293.3
Personal Lines	204.2	2,148.8	1,280.6	—	2,328.6	96.8	2,131.9	402.7	211.6	2,409.9
Other	—	65.4	—	—	—	12.4	2.3	—	20.1	—
Interest on Debt	—	—	—	—	—	—	—	—	34.1	—
Eliminations	—	—	—	—	—	—	—	—	(8.1)	—
Total	$620.8	$7,295.3	$3,102.5	$12.8	$5,663.1	$332.1	$4,134.6	$1,176.0	$641.8	$5,810.2

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

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 13 – “Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions) Description	Balance at beginning of period	Additions (Charged to costs and expenses)	Deductions	Balance at end of period
2025
Allowance for doubtful accounts	$6.4	$15.9	$(15.5)	$6.8
Allowance for uncollectible reinsurance recoverables	6.5	0.6	(0.3)	6.8
	$12.9	$16.5	$(15.8)	$13.6
2024
Allowance for doubtful accounts	$5.1	$15.9	$(14.6)	$6.4
Allowance for uncollectible reinsurance recoverables	6.9	—	(0.4)	6.5
	$12.0	$15.9	$(15.0)	$12.9
2023
Allowance for doubtful accounts	$6.2	$13.1	$(14.2)	$5.1
Allowance for uncollectible reinsurance recoverables	7.9	—	(1.0)	6.9
	$14.1	$13.1	$(15.2)	$12.0

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)
Consolidated Property and Casualty Subsidiaries
2025	$703.0	$7,755.2	$—	$3,440.4
2024	$662.8	$7,461.2	$—	$3,283.3

	Earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
			Current year	Prior years
2025	$6,161.1	$454.4	$3,825.7	$(96.4)	$1,285.2	$3,455.8	$6,322.1
2024	$5,912.6	$372.6	$3,866.8	$(109.4)	$1,221.7	$3,639.1	$6,083.6
2023	$5,663.1	$332.1	$4,150.5	$(15.9)	$1,176.0	$3,885.5	$5,810.2
(1)
Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,850.3 million and $1,829.8 million of reinsurance recoverable on unpaid losses in 2025 and 2024, respectively. Unearned premiums are shown gross of prepaid premiums of $98.1 million and $90.5 million in 2025 and 2024, respectively. Reserves for unpaid claims and claim adjustment expenses also include policyholder dividends.
(2)
The Company does not use discounting techniques.