Form 10-Q
period 2026-03-31
HANOVER INSURANCE GROUP, INC.
filed 2026-04-30
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock was 34,986,787 as of April 28, 2026.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
Revenues
Premiums	$1,570.6	$1,508.5
Net investment income	126.9	106.1
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(4.9)	(18.8)
Net change in fair value of equity securities and other	4.6	1.0
Impairments on investments:
Credit-related impairments	(1.6)	—
Losses on intent to sell securities	(0.4)	—
Total impairments on investments	(2.0)	—
Total net realized and unrealized investment losses	(2.3)	(17.8)
Fees and other income	6.2	6.4
Total revenues	1,701.4	1,603.2
Losses and expenses
Losses and loss adjustment expenses	957.6	955.3
Amortization of deferred acquisition costs	333.2	313.9
Interest expense	10.8	8.5
Other operating expenses	162.7	165.4
Total losses and expenses	1,464.3	1,443.1
Income before income taxes	237.1	160.1
Income tax expense (benefit):
Current	51.6	30.0
Deferred	(1.3)	1.9
Total income tax expense	50.3	31.9
Net income	$186.8	$128.2
Earnings per common share:
Basic:
Net income per share	$5.30	$3.56
Weighted average shares outstanding	35.2	36.0
Diluted:
Net income per share	$5.20	$3.50
Weighted average shares outstanding	35.9	36.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net income	$186.8	$128.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(68.7)	111.3
Having credit losses recognized in the Consolidated Statements of Income	(0.2)	(0.1)
Total available-for-sale securities	(68.9)	111.2
Pension and postretirement benefits:
Net amount recognized as net periodic benefit cost	1.4	1.4
Long-duration insurance contracts:
Net change in market risk	1.0	(1.0)
Total other comprehensive income (loss), net of tax	(66.5)	111.6
Comprehensive income	$120.3	$239.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2026	2025
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $10,211.8 and $9,685.7)	$9,976.2	$9,536.5
Equity securities, at fair value	188.2	184.8
Other investments	637.3	661.4
Total investments	10,801.7	10,382.7
Cash and cash equivalents	243.5	1,122.7
Accrued investment income	76.4	80.1
Premiums and accounts receivable, net	1,855.9	1,861.3
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,051.7	2,011.1
Deferred acquisition costs	690.8	703.0
Deferred income tax asset	102.3	83.3
Goodwill	178.8	178.8
Other assets	443.3	439.3
Assets of discontinued businesses	83.3	83.6
Total assets	$16,527.7	$16,945.9
Liabilities
Loss and loss adjustment expense reserves	$7,911.1	$7,755.2
Unearned premiums	3,402.0	3,440.4
Expenses and taxes payable	650.5	806.7
Reinsurance premiums payable	43.4	45.2
Short-term debt	50.1	375.0
Long-term debt	793.7	843.3
Liabilities of discontinued businesses	106.5	108.6
Total liabilities	12,957.3	13,374.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,016.0	2,013.5
Accumulated other comprehensive loss	(237.9)	(171.4)
Retained earnings	3,894.5	3,741.6
Treasury stock at cost (25.4 and 25.1 million shares)	(2,102.8)	(2,012.8)
Total shareholders’ equity	3,570.4	3,571.5
Total liabilities and shareholders’ equity	$16,527.7	$16,945.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2026	2025
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	2,013.5	1,973.6
Employee and director stock-based awards and other	2.5	4.7
Balance at end of period	2,016.0	1,978.3
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(116.3)	(403.5)
Net appreciation (depreciation) on available-for-sale securities	(68.9)	111.2
Balance at end of period	(185.2)	(292.3)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(54.3)	(55.2)
Net amount recognized as net periodic benefit cost	1.4	1.4
Balance at end of period	(52.9)	(53.8)
Long Duration Insurance Contracts:
Balance at beginning of period	(0.8)	2.4
Net change in market risk	1.0	(1.0)
Balance at end of period	0.2	1.4
Total accumulated other comprehensive loss	(237.9)	(344.7)
Retained Earnings
Balance at beginning of period	3,741.6	3,209.6
Cumulative effect of accounting change, net of taxes	—	1.9
Balance at beginning of period, as adjusted	3,741.6	3,211.5
Net income	186.8	128.2
Dividends to shareholders	(33.9)	(32.9)
Balance at end of period	3,894.5	3,306.8
Treasury Stock
Balance at beginning of period	(2,012.8)	(1,885.7)
Shares purchased at cost	(87.5)	(11.0)
Net shares reissued at cost under employee stock-based compensation plans and other	(2.5)	0.1
Balance at end of period	(2,102.8)	(1,896.6)
Total shareholders’ equity	$3,570.4	$3,044.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income	$186.8	$128.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	2.5	18.1
Net amortization and depreciation	(1.8)	(1.1)
Stock-based compensation expense	6.6	6.6
Amortization of defined benefit plan costs	1.7	1.6
Deferred income tax expense (benefit)	(1.3)	1.9
Change in deferred acquisition costs	12.2	5.9
Change in premiums receivable, net of reinsurance premiums payable	3.6	(0.1)
Change in loss, loss adjustment expense and unearned premium reserves	116.8	122.9
Change in reinsurance recoverable	(40.6)	(39.7)
Change in expenses and taxes payable	(167.7)	(167.3)
Other, net	—	(38.1)
Net cash provided by operating activities	118.8	38.9
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	631.2	696.6
Proceeds from disposals of equity securities and other investments	38.3	20.5
Purchase of fixed maturities	(1,146.9)	(806.9)
Purchase of equity securities and other investments	(12.9)	(20.7)
Capital expenditures	(3.5)	(1.8)
Net cash used in investing activities	(493.8)	(112.3)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	3.9	6.8
Dividends paid to shareholders	(33.5)	(32.4)
Repayment of debt	(375.0)	—
Repurchases of common stock	(86.9)	(11.0)
Other financing activities	(13.1)	(10.9)
Net cash used in financing activities	(504.6)	(47.5)
Net change in cash and cash equivalents	(879.6)	(120.9)
Net change in cash related to discontinued operations	0.4	0.5
Cash and cash equivalents, beginning of period	1,122.7	435.5
Cash and cash equivalents, end of period	$243.5	$315.1

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026.

2. New Accounting Pronouncements

Recently Implemented Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires entities to disclose an annual tabular rate reconciliation, using both percentages and currency amounts, broken out into specific categories, to the extent those items exceed a specified threshold. In addition, all entities are required to disclose annual income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, and for individual jurisdictions when the amount is at least five percent of total income tax payments, net of refunds received. This Update was effective for annual reporting periods beginning after December 15, 2024. The Company implemented this guidance on a prospective basis and it did not have a material effect on its financial position or results of operation, as the Update is disclosure related.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2026
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$477.7	$—	$477.7	$1.4	$40.4	$438.7
Foreign governments	2.8	—	2.8	0.1	—	2.9
Municipals	959.0	—	959.0	2.7	68.5	893.2
Corporates	4,388.5	(0.3)	4,388.2	34.8	74.9	4,348.1
Residential mortgage-backed	2,389.8	—	2,389.8	20.1	85.6	2,324.3
Commercial mortgage-backed	880.2	—	880.2	0.3	25.6	854.9
Other asset-backed	1,114.1	—	1,114.1	3.5	3.5	1,114.1
Total fixed maturities	$10,212.1	$(0.3)	$10,211.8	$62.9	$298.5	$9,976.2

	December 31, 2025
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$491.3	$—	$491.3	$2.4	$38.2	$455.5
Foreign governments	2.5	—	2.5	0.2	—	2.7
Municipals	910.8	—	910.8	4.1	67.2	847.7
Corporates	4,239.3	(0.2)	4,239.1	71.4	57.0	4,253.5
Residential mortgage-backed	2,472.2	—	2,472.2	32.4	82.8	2,421.8
Commercial mortgage-backed	610.2	—	610.2	1.0	21.3	589.9
Other asset-backed	959.6	—	959.6	6.5	0.7	965.4
Total fixed maturities	$9,685.9	$(0.2)	$9,685.7	$118.0	$267.2	$9,536.5

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At March 31, 2026 and December 31, 2025, fixed maturities with fair values of $332.6 million and $339.2 million, respectively, were held as collateral for the Federal Home Loan Bank (“FHLB”) collateralized borrowing program. Additionally, the Company deposits funds with various state governmental authorities and trustees. For a discussion of the Company’s deposits with these state governmental authorities and trustees, see Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2026
	Amortized Cost,
	Net of Allowance	Fair
(in millions)	for Credit Losses	Value
Due in one year or less	$113.3	$113.3
Due after one year through five years	2,574.8	2,529.2
Due after five years through ten years	2,737.3	2,665.9
Due after ten years	402.3	374.5
	5,827.7	5,682.9
Mortgage-backed and other asset-backed securities	4,384.1	4,293.3
Total fixed maturities	$10,211.8	$9,976.2

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2026 and December 31, 2025, including the length of time the securities have been in an unrealized loss position:

	March 31, 2026
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.2	$20.9	$40.2	$307.1	$40.4	$328.0
Municipals	2.9	195.2	65.6	511.4	68.5	706.6
Corporates	13.6	1,296.1	52.7	586.1	66.3	1,882.2
Residential mortgage-backed	2.9	456.9	82.7	503.8	85.6	960.7
Commercial mortgage-backed	5.3	525.9	19.5	259.9	24.8	785.8
Other asset-backed	3.1	543.2	0.3	17.4	3.4	560.6
Total investment grade	28.0	3,038.2	261.0	2,185.7	289.0	5,223.9
Below investment grade:
Foreign governments	—	0.7	—	—	—	0.7
Corporates	4.2	149.9	4.4	33.2	8.6	183.1
Residential mortgage-backed	—	0.5	—	—	—	0.5
Commercial mortgage-backed	—	—	0.8	4.8	0.8	4.8
Other asset-backed	0.1	2.5	—	—	0.1	2.5
Total below investment grade	4.3	153.6	5.2	38.0	9.5	191.6
Total fixed maturities	$32.3	$3,191.8	$266.2	$2,223.7	$298.5	$5,415.5

	December 31, 2025
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$11.9	$38.2	$319.7	$38.2	$331.6
Municipals	0.6	56.3	66.6	550.3	67.2	606.6
Corporates	1.0	271.3	51.2	704.2	52.2	975.5
Residential mortgage-backed	0.5	128.7	82.3	521.7	82.8	650.4
Commercial mortgage-backed	0.5	122.5	20.0	284.3	20.5	406.8
Other asset-backed	0.5	82.9	0.2	24.3	0.7	107.2
Total investment grade	3.1	673.6	258.5	2,404.5	261.6	3,078.1
Below investment grade:
Corporates	2.2	37.5	2.6	34.8	4.8	72.3
Commercial mortgage-backed	—	—	0.8	4.9	0.8	4.9
Other asset-backed	—	1.3	—	—	—	1.3
Total below investment grade	2.2	38.8	3.4	39.7	5.6	78.5
Total fixed maturities	$5.3	$712.4	$261.9	$2,444.2	$267.2	$3,156.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2026	2025
(in millions)
Proceeds from sales	$434.1	$415.9
Gross gains	2.3	0.4
Gross losses	8.9	19.4

D. Impairments

For the three months ended March 31, 2026, the Company recognized impairment losses of $2.0 million, consisting of $1.5 million on mortgage loans and $0.5 million on fixed maturities. For the three months ended March 31, 2025, impairment losses were not significant.

At March 31, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $8.5 million and $8.1 million, respectively. At March 31, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was not material.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended March 31,
(in millions)	2026	2025
Allowance for credit losses as of the beginning of the period	$8.1	$5.7
Additional credit losses on investments for which an allowance was previously recognized	1.5	0.1
Reductions for disposals	(1.1)	(0.1)
Allowance for credit losses as of the end of the period	$8.5	$5.7

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

E. Equity securities

Pre-tax net realized and unrealized gains on equity securities recognized in income included the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Net realized and unrealized gains on equity securities recognized in income:
On securities still held	$3.7	$1.0
On securities sold during the period	1.5	0.4
Total net realized and unrealized gains on equity securities recognized in income	$5.2	$1.4

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

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing services cannot provide fair values. The Company determines fair values for these securities using either matrix pricing, which utilizes the market approach, or broker quotes. The Company will use observable market data as inputs into the fair value techniques, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, credit stress, structural complexity, high coupon bond, or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes, which are reported as Level 3.

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

The estimated fair values of the financial instruments were as follows:

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$9,976.2	$9,976.2	$9,536.5	$9,536.5
Fair Value through Net Income:
Equity securities	188.2	188.2	184.8	184.8
Other investments	80.0	80.0	80.9	80.9
Amortized Cost/Cost:
Other investments	256.3	250.5	282.8	274.5
Cash and cash equivalents	243.5	243.5	1,122.7	1,122.7
Total financial instruments	$10,744.2	$10,738.4	$11,207.7	$11,199.4

Financial Liabilities carried at:
Amortized Cost:
Debt	$843.8	$818.8	$1,218.3	$1,206.6

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first three months of 2026 and 2025, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$438.7	$324.4	$114.3	$—
Foreign governments	2.9	—	2.9	—
Municipals	893.2	—	886.1	7.1
Corporates	4,348.1	—	4,348.1	—
Residential mortgage-backed, U.S. agency backed	1,841.7	—	1,841.7	—
Residential mortgage-backed, non-agency	482.6	—	482.6	—
Commercial mortgage-backed	854.9	—	850.1	4.8
Other asset-backed	1,114.1	—	1,114.1	—
Total fixed maturities	9,976.2	324.4	9,639.9	11.9
Equity securities	188.2	167.6	—	20.6
Other investments	16.9	—	13.5	3.4
Total investment assets at fair value	$10,181.3	$492.0	$9,653.4	$35.9

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$455.5	$331.1	$124.4	$—
Foreign governments	2.7	—	2.7	—
Municipals	847.7	—	840.3	7.4
Corporates	4,253.5	—	4,253.5	—
Residential mortgage-backed, U.S. agency backed	1,903.2	—	1,903.2	—
Residential mortgage-backed, non-agency	518.6	—	518.6	—
Commercial mortgage-backed	589.9	—	585.0	4.9
Other asset-backed	965.4	—	965.4	—
Total fixed maturities	9,536.5	331.1	9,193.1	12.3
Equity securities	184.8	164.3	—	20.5
Other investments	16.8	—	13.4	3.4
Total investment assets at fair value	$9,738.1	$495.4	$9,206.5	$36.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2026 and December 31, 2025, the fair values of these investments were $63.1 million and $64.1 million, respectively, and were less than 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$243.5	$243.5	$—	$—
Other investments	250.5	—	6.1	244.4
Total financial instruments	$494.0	$243.5	$6.1	$244.4

Liabilities:
Debt	$818.8	$—	$818.8	$—

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,122.7	$1,122.7	$—	$—
Other investments	274.5	—	6.1	268.4
Total financial instruments	$1,397.2	$1,122.7	$6.1	$268.4

Liabilities:
Debt	$1,206.6	$—	$1,206.6	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Three Months Ended March 31, 2026
Balance January 1, 2026	$7.4	$4.9	$12.3	$23.9	$36.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.2	0.2
Purchase	—	—	—	0.3	0.3
Settlements	(0.3)	(0.1)	(0.4)	(0.4)	(0.8)
Balance March 31, 2026	$7.1	$4.8	$11.9	$24.0	$35.9

Three Months Ended March 31, 2025
Balance January 1, 2025	$7.6	$5.9	$13.5	$24.7	$38.2
Total gains (losses):
Included in net realized and unrealized investment gains (losses)	—	—	—	(0.1)	(0.1)
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.2	0.1	0.3	—	0.3
Settlements	(0.2)	(0.9)	(1.1)	—	(1.1)
Balance March 31, 2025	$7.6	$5.1	$12.7	$24.6	$37.3
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.2	$0.1	$0.3	$—	$0.3

There were no securities transferred between Level 2 and Level 3 during the three months ended March 31, 2026 and 2025. The Company held no Level 3 liabilities for the three months ended March 31, 2026 and 2025.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. A valuation of $11.6 million for an equity security based on a dealer quote for which there was a lack of transparency as to inputs used to develop the valuation has been excluded.

			March 31, 2026		December 31, 2025
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$7.1	6.8 - 6.8%	$7.4	6.8 - 6.8%
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Lease structure	4.8	5.0% (5.0%) 0.3% (0.3%)	4.9	5.0% (5.0%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.4	N/A	1.5	N/A
	Internal price based on financing round	Discount for: Market liquidity	7.6	27.0% (27.0%)	7.3	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.4	18.6% (18.6%)	3.4	18.6% (18.6%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	March 31, 2026	December 31, 2025
Short-term:
Subordinated debentures maturing February 3, 2027	50.1	—
Senior debentures maturing April 15, 2026	—	375.0
Total short-term debt	50.1	375.0

Long-term:
Senior debentures maturing September 1, 2035	500.0	500.0
Senior debentures maturing September 1, 2030	300.0	300.0
Subordinated debentures maturing February 3, 2027	—	50.1
Total long-term debt principal	800.0	850.1
Unamortized debt issuance costs	(6.3)	(6.8)
Total long-term debt	793.7	843.3
Total debt	$843.8	$1,218.3

On January 15, 2026, the Company used a portion of the net proceeds of its August 21, 2025 debt issuance to redeem its outstanding $375.0 million par value of 4.50% unsecured senior debentures that were issued on April 8, 2016. For a discussion of the August 21, 2025 debt issuance, see Note 5 – “Debt and Credit Arrangements” in the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.

At March 31, 2026, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the three months ended March 31, 2026 and 2025 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of U.S. federal and state income tax expense of $50.3 million and $31.9 million for the three months ended March 31, 2026 and 2025, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations for years after 2020.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest cost	$4.7	$5.1
Expected return on plan assets	(4.6)	(4.7)
Recognized net actuarial loss	1.7	1.6
Net periodic pension cost	$1.8	$2.0

8. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2026			2025
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(93.0)	$19.5	$(73.5)	$122.3	$(25.7)	$96.6
Net unrealized losses arising during period for those having credit losses in Consolidated Statements of Income	(0.4)	0.1	(0.3)	—	—	—
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	5.8	(1.3)	4.5	18.9	(4.3)	14.6
Amount of credit-related impairments (recoveries) on prior impairments recognized in the Consolidated Statements of Income	0.1	—	0.1	(0.1)	—	(0.1)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	0.4	(0.1)	0.3	0.2	(0.1)	0.1
Net unrealized gains (losses)	(87.1)	18.2	(68.9)	141.3	(30.1)	111.2
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.7	(0.3)	1.4	1.7	(0.3)	1.4
Long-duration insurance contracts:
Net change in market risk	1.3	(0.3)	1.0	(1.3)	0.3	(1.0)
Other comprehensive (loss) income	$(84.1)	$17.6	$(66.5)	$141.7	$(30.1)	$111.6

Reclassifications out of accumulated other comprehensive (loss) income were as follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive (Loss) Income Components	Comprehensive (Loss) Income		Where Net Income is Presented
Net unrealized losses on investment securities	$(5.6)	$(18.8)	Net realized losses from sales and other
	(0.5)	0.1	(Impairments) recoveries on investments
	(6.1)	(18.7)	Total before tax
	1.4	4.3	Income tax (expense) benefit
	(4.7)	(14.4)	Income from continuing operations
	(0.2)	(0.2)	Income from discontinued life businesses
	(4.9)	(14.6)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.7)	(1.7)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.3	Income tax (expense) benefit
	(1.4)	(1.4)	Income from continuing operations
Net change in market risk	0.3	0.3	Income from discontinued life businesses
	(0.1)	(0.1)	Income tax (expense) benefit
	0.2	0.2	Income from discontinued life businesses
Total reclassifications for the period	$(6.1)	$(15.8)	Net expense reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2026 and 2025.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Marine and Industrial Property, Professional and Executive Lines, E&S and Alternative Markets, and Surety and Other. E&S and Alternative Markets includes coverages such as excess and surplus lines, program business (providing commercial insurance to markets with specialized coverage or risk management need related to groups of similar businesses) and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits related to employees and agents of the Company’s former life insurance subsidiaries; and run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	March 31, 2026
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$563.8	$359.9	$646.9	$—	$1,570.6
Net investment income	58.3	28.7	35.2	4.7	126.9
Fees and other income	1.4	1.2	3.6	—	6.2
Total operating revenues	$623.5	$389.8	$685.7	$4.7	1,703.7
Net realized and unrealized investment losses					(2.3)
Total revenues					$1,701.4
Operating income before interest expense and income taxes:
Net premiums earned	$563.8	$359.9	$646.9	$—	$1,570.6
Losses and LAE:
Current accident year losses and LAE	331.2	176.8	375.7	—	883.7
Prior year favorable development, excluding catastrophes	(1.6)	(14.2)	(9.2)	—	(25.0)
Current year catastrophe losses	52.1	15.4	80.2	—	147.7
Prior year favorable catastrophe development	(21.7)	(5.8)	(21.3)	—	(48.8)
Total losses and LAE	360.0	172.2	425.4	—	957.6
Amortization of deferred acquisition costs and other underwriting expenses(1)	186.0	131.6	169.2	—	486.8
Underwriting income	17.8	56.1	52.3	—	126.2
Net investment income	58.3	28.7	35.2	4.7	126.9
Fees and other income	1.4	1.2	3.6	—	6.2
Other segment items(2)	(2.7)	(2.0)	(1.9)	(2.5)	(9.1)
Operating income before interest expense and income taxes	$74.8	$84.0	$89.2	$2.2	250.2
Interest on debt					(10.8)
Operating income before income taxes					239.4
Non-operating income (loss) items:
Net realized and unrealized investment losses					(2.3)
Income before income taxes					$237.1

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

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	March 31, 2026	December 31, 2025
Property and Casualty	$16,444.4	$16,862.3
Assets of discontinued businesses	83.3	83.6
Total	$16,527.7	$16,945.9

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

10. Stock-based Compensation

As of March 31, 2026, there were 1,139,325 and 1,207,899 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock-based compensation expense	$6.6	$6.6
Tax benefit	(1.4)	(1.4)
Stock-based compensation expense, net of taxes	$5.2	$5.2

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2026 and 2025 is summarized below.

	Three Months Ended March 31,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,094,462	$126.02	1,111,871	$117.43
Granted	148,066	173.56	140,393	161.82
Exercised	(44,271)	101.19	(92,520)	89.99
Outstanding, end of period	1,198,257	132.81	1,159,744	124.99

Restricted Stock Units

The Company has issued time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following table summarizes activity information about employee restricted stock units:

	Three Months Ended March 31,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	381,944	$144.61	386,712	$137.44
Granted	129,017	171.17	136,535	160.40
Vested	(127,413)	139.95	(118,406)	139.49
Forfeited	(2,493)	148.75	(2,108)	140.39
Outstanding, end of period	381,055	155.13	402,733	144.60
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	133,150	$153.78	126,211	$140.47
Granted	59,663	167.54	52,360	178.39
Vested	(55,764)	141.91	(31,052)	141.58
Forfeited	—	—	(14,369)	152.88
Outstanding, end of period	137,049	164.60	133,150	153.78

During the first three months of 2026, the Company granted performance-based restricted stock units totaling 58,111 to certain members of senior management, which are reflected in the table above as performance and market-based restricted stock activity. Vesting of these stock units is based on a performance-based metric (adjusted return on equity), with a market-based modifier determined by relative total shareholder return (“TSR”) for the three-year period, as compared to a pre-determined group of Property and Casualty peer companies. The modifier may increase or decrease the payout by up to 20%. The fair value of the 2026 awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 240% of the shares disclosed for grant year 2026.

In the first three months of 2025, the Company granted performance-based restricted stock units totaling 28,868, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined using a performance-based metric (adjusted return on equity). The Company also separately granted market-based awards totaling 23,492 in 2025, which are also included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is generally based on the relative TSR of the Company for a three-year period, as compared to a group of pre-determined Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. Units granted in 2025 have the potential to range from 0% to 200% of the shares disclosed.

Shares earned in excess of the 100% target level are reflected as granted in the period following achievement of performance conditions, and shares below the 100% target level are reflected as forfeited. Amounts granted in 2026 and 2025 include 11,296 shares and 5,246 shares, respectively, related to performance-based awards that achieved a payout in excess of 100%, and vested in the first quarter of 2026 and 2025, respectively. No shares were granted or forfeited during the first quarter of 2026 in connection with the vesting of the 2023 market-based awards. Amounts reported as forfeited in the table above in 2025 include 14,369 shares related to 2022 market-based awards that achieved a payout below 100%, and were forfeited in the first quarter of 2025.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Basic shares used in the calculation of earnings per share	35.2	36.0
Dilutive effect of securities:
Employee stock options	0.3	0.3
Non-vested stock grants	0.4	0.3
Diluted shares used in the calculation of earnings per share	35.9	36.6
Per share effect of dilutive securities on net income	$(0.10)	$(0.06)

Diluted earnings per share for the three months ended March 31, 2026 and March 31, 2025 excludes 0.2 million and 0.1 million, respectively, shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2026, the Company repurchased approximately 503,000 shares through open market purchases at an aggregate cost of $87.5 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. The Company had approximately $86 million available for additional repurchases at March 31, 2026.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,031.4	987.3
Prior years	(73.8)	(32.0)
Total incurred losses and LAE	957.6	955.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	234.1	236.5
Prior years	606.3	613.2
Total payments	840.4	849.7
Net reserve for losses and LAE, end of period	6,022.1	5,737.0
Reinsurance recoverable on unpaid losses	1,889.0	1,871.9
Gross reserve for losses and LAE, end of period	$7,911.1	$7,608.9

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $73.8 million and $32.0 million in 2026 and 2025, respectively.

2026

For the three months ended March 31, 2026, net favorable loss and LAE development was $73.8 million. Personal Lines favorable loss and LAE development of $30.5 million was due to lower than expected catastrophe and non-catastrophe losses in the homeowners line of $20.2 million and $10.1 million, respectively. The favorable catastrophe development is related to lower than expected homeowners loss severity related to several convective storms across multiple states for accident years 2025 and 2024. Core Commercial favorable loss and LAE development of $23.3 million was primarily due to lower than expected large commercial multiple peril catastrophe losses of $17.0 million, primarily related to several convective storms across multiple states from accident years 2025 and 2024. Specialty favorable loss and LAE development of $20.0 million was primarily due to lower than expected losses in the Surety and Other division and lower than expected non-catastrophe losses in the Marine and Industrial Property and E&S and Alternative Markets divisions.

2025

For the three months ended March 31, 2025, net favorable loss and LAE development was $32.0 million. Specialty favorable loss and LAE development of $18.4 million was primarily due to lower than expected non-catastrophe losses in the Marine and Industrial Property division and, to a lesser extent, in the Professional and Executive Lines division. Core Commercial favorable loss and LAE development of $9.8 million was primarily due to lower than expected catastrophe losses in our commercial multiple peril line related to events from accident years 2021 through 2023, including several convective storms across multiple states and Winter Storm Elliot. Additionally, favorable development resulting from lower than expected non-catastrophe losses in the workers’ compensation line was largely offset by higher than expected non-catastrophe losses in the commercial automobile line. Personal Lines favorable loss and LAE development was primarily due to lower than expected non-catastrophe losses in the homeowners and personal automobile lines.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2026.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries.

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may address, among other things, our growth strategy; expected developments in our business, including losses and loss reserves; the impact of our routine reserve reviews; our expectations regarding our investment activities or results; our proposed actions in response to trends in our business; as well as our expectations, intentions and other statements that are not historical facts. Words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” “designed,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any of our forward-looking statements. In addition to some of the factors in the discussion below, other important factors that could cause actual results to differ materially from those contained in forward-looking statements, are set forth in “Risk Factors” in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2025 Annual Report on Form 10-K.

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

During the three months ended March 31, 2026, our net income was $186.8 million, compared to $128.2 million for the three months ended March 31, 2025, an improvement of $58.6 million. This favorable change was primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $250.2 million for the three months ended March 31, 2026, compared to $186.4 million for the three months ended March 31, 2025, an improvement of $63.8 million. This increase was primarily due to improvements in current accident year underwriting results and higher net investment income.

Pre-tax catastrophe losses were $98.9 million for the three months ended March 31, 2026, compared to $95.6 million during the same period of 2025, an increase of $3.3 million. The catastrophe losses in the first three months of 2026 were primarily due to severe convective storms and severe winter storms across multiple states. Included in pre-tax catastrophe losses were $48.8 million and $12.0 million for the three months ended March 31, 2026 and 2025, respectively, of favorable prior year catastrophe reserve development. The favorable development in the first quarter of 2026 largely related to 2025 catastrophe events. Net favorable development on prior years’ non-catastrophe loss reserves was $25.0 million for the three months ended March 31, 2026, compared to $20.0 million for the three months ended March 31, 2025, an increase of $5.0 million.

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

Net premiums written increased 4.3% in the first three months of 2026, compared to the same period in 2025, primarily due to renewal price increases. Operating income before interest expense and income taxes increased in the first three months of 2026, compared to the same period in 2025, primarily due to lower current accident year losses, lower catastrophe losses and higher net investment income. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

Specialty

Specialty offers a comprehensive suite of products focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Marine and Industrial Property, Professional and Executive Lines, E&S and Alternative Markets, and Surety and Other. We believe that this diverse set of Specialty products, distributed primarily through independent agents, including wholesalers, helps to enhance our overall agent value and increase growth opportunities by providing agents easier access to placement solutions for Specialty needs, including those that complement Core Commercial accounts.

Net premiums written increased 2.3% in the first three months of 2026, compared to the same period in 2025, primarily due to renewal price increases and, to a lesser extent, an increase in new business. Operating income before interest expense and income taxes increased in the first three months of 2026 compared to the same period in 2025, primarily due to lower current accident year losses, lower catastrophe losses and higher net investment income. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 2.7% in the first three months of 2026, compared to the same period in 2025, primarily due to higher new business volume. Operating income before interest expense and income taxes decreased slightly in the first three months of 2026, compared to the same period in 2025, primarily due to higher catastrophe losses, partially offset by lower current accident year losses, higher favorable development on prior year reserves and higher net investment income.

Description of Segments

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Marine and Industrial Property, Professional and Executive Lines, E&S and Alternative Markets, and Surety and Other. E&S and Alternative Markets includes coverages such as excess and surplus lines, program business (providing commercial insurance to markets with specialized coverage or risk management need related to groups of similar businesses) and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. The Other segment includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits related to employees and agents of the Company’s former life insurance subsidiaries; and our run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2026 was $186.8 million, compared to $128.2 million for the three months ended March 31, 2025, an increase of $58.6 million. This increase was primarily due to higher after-tax operating income of $46.7 million and, to a lesser extent, a decrease in after-tax net realized investment losses of $11.9 million. Operating income before interest expense and income taxes was $250.2 million for the three months ended March 31, 2026, compared to $186.4 million for the three months ended March 31, 2025, an increase of $63.8 million. This increase was primarily due to improvements in current accident year underwriting results, higher net investment income, and earned premium growth.

The following table reflects operating income before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating income before interest expense and income taxes:
Core Commercial	$74.8	$26.8
Specialty	84.0	64.6
Personal Lines	89.2	94.2
Other	2.2	0.8
Operating income before interest expense and income taxes	250.2	186.4
Interest expense on debt	(10.8)	(8.5)
Operating income before income taxes	239.4	177.9
Income tax expense on operating income	(50.9)	(36.1)
Operating income	188.5	141.8
Non-operating items:
Net realized and unrealized investment losses	(2.3)	(17.8)
Income tax benefit on non-operating items	0.6	4.2
Net income	$186.8	$128.2

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

The following table summarizes the results of operations for our combined reporting segments for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating revenues:
Net premiums written	$1,559.7	$1,510.8
Net premiums earned	$1,570.6	$1,508.5
Net investment income	126.9	106.1
Fees and other income	6.2	6.4
Total operating revenues	1,703.7	1,621.0
Losses and operating expenses:
Losses and LAE	957.6	955.3
Amortization of deferred acquisition costs	333.2	313.9
Other operating expenses	162.7	165.4
Total losses and operating expenses	1,453.5	1,434.6
Operating income before interest expense and income taxes	$250.2	$186.4

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating income before interest expense and income taxes was $250.2 million for the three months ended March 31, 2026, compared to $186.4 million for the three months ended March 31, 2025, an improvement of $63.8 million. This increase was primarily due to improvements in current accident year underwriting results and higher net investment income.

Net premiums written increased $48.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in net premiums written was due to renewal price increases and an increase in new business volume.

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

	Three Months Ended March 31, 2026
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$721.8	$630.4	$563.8	5.4	63.9	32.7	96.6
Specialty	432.4	366.7	359.9	2.7	47.8	36.4	84.2
Personal Lines	588.1	562.6	646.9	9.1	65.8	25.7	91.5
Total	$1,742.3	$1,559.7	$1,570.6	6.3	61.0	30.7	91.7

	Three Months Ended March 31, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$693.1	$604.6	$541.0	8.5	70.0	33.4	103.4
Specialty	424.4	358.3	339.6	4.3	50.7	37.0	87.7
Personal Lines	572.4	547.9	627.9	5.6	64.4	25.3	89.7
Total	$1,689.9	$1,510.8	$1,508.5	6.3	63.3	30.8	94.1

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended March 31,
	2026					2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$46.6	$51.5	$102.0	$—	$200.1	$24.7	$40.0	$93.8	$—	$158.5
Prior year favorable loss and LAE reserve development on non-catastrophe losses	1.6	14.2	9.2	—	25.0	1.3	15.9	2.8	—	20.0
Prior year favorable catastrophe development	21.7	5.8	21.3	—	48.8	8.5	2.5	1.0	—	12.0
Current year catastrophe losses	(52.1)	(15.4)	(80.2)	—	(147.7)	(54.5)	(17.2)	(35.9)	—	(107.6)
Underwriting profit (loss)	17.8	56.1	52.3	—	126.2	(20.0)	41.2	61.7	—	82.9
Net investment income	58.3	28.7	35.2	4.7	126.9	48.0	24.3	30.5	3.3	106.1
Fees and other income	1.4	1.2	3.6	—	6.2	1.3	1.3	3.7	0.1	6.4
Other operating expenses	(2.7)	(2.0)	(1.9)	(2.5)	(9.1)	(2.5)	(2.2)	(1.7)	(2.6)	(9.0)
Operating income before interest expense and income taxes	$74.8	$84.0	$89.2	$2.2	$250.2	$26.8	$64.6	$94.2	$0.8	$186.4

Core Commercial

Core Commercial net premiums written were $630.4 million for the three months ended March 31, 2026, compared to $604.6 million for the three months ended March 31, 2025. The $25.8 million increase in net premiums written was primarily driven by renewal price increases.

Core Commercial underwriting profit for the three months ended March 31, 2026 was $17.8 million, compared to an underwriting loss of $20.0 million for the three months ended March 31, 2025, a favorable change of $37.8 million. Catastrophe losses for the three months ended March 31, 2026 were $30.4 million, compared to $46.0 million for the three months ended March 31, 2025, a decrease of $15.6 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $46.6 million for the three months ended March 31, 2026, compared to $24.7 million for the three months ended March 31, 2025. This increase was primarily driven by lower current accident year large property losses in our commercial multiple peril line of business.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $366.7 million for the three months ended March 31, 2026, compared to $358.3 million for the three months ended March 31, 2025. The $8.4 million increase in net premiums written was primarily due to renewal price increases and, to a lesser extent, an increase in new business.

Specialty underwriting profit for the three months ended March 31, 2026 was $56.1 million, compared to $41.2 million for the three months ended March 31, 2025, an increase of $14.9 million. Catastrophe losses for the three months ended March 31, 2026 were $9.6 million, compared to $14.7 million for the three months ended March 31, 2025, a decrease of $5.1 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2026 was $14.2 million, compared to $15.9 million for the three months ended March 31, 2025, a decrease of $1.7 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $51.5 million for the three months ended March 31, 2026, compared to $40.0 million for the three months ended March 31, 2025. The $11.5 million increase in underwriting results was primarily driven by lower current accident year losses in our E&S and Alternative Markets division and marine line, within our Marine and Industrial Property division, and to a lesser extent, earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $562.6 million for the three months ended March 31, 2026, compared to $547.9 million for the three months ended March 31, 2025. The $14.7 million increase in net premiums written was primarily due to higher new business volume.

Net premiums written in the personal automobile line of business were $327.2 million for the three months ended March 31, 2026, compared to $323.8 million for the three months ended March 31, 2025, an increase of $3.4 million. Personal automobile PIF decreased by 2.2% since March 31, 2025. Net premiums written in the homeowners and other lines of business for the three months ended March 31, 2026 were $235.4 million, compared to $224.1 million for the three months ended March 31, 2025, an increase of $11.3 million. Homeowners PIF decreased by 2.2% since March 31, 2025.

Personal Lines underwriting profit for the three months ended March 31, 2026 was $52.3 million, compared to $61.7 million for the three months ended March 31, 2025, a decrease in underwriting results of $9.4 million. Catastrophe losses for the three months ended March 31, 2026 were $58.9 million, compared to an unusually low $34.9 million for the three months ended March 31, 2025, an increase of $24.0 million. Net favorable development on prior years’ loss reserves for the three months ended March 31, 2026 was $9.2 million, compared to $2.8 million for the three months ended March 31, 2025, an increase of $6.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $102.0 million for the three months ended March 31, 2026, compared to $93.8 million for the three months ended March 31, 2025. The $8.2 million increase in underwriting results was primarily due to lower current accident year losses in our homeowners and other personal lines.

We obtained pricing increases of approximately 11% in our homeowners line and approximately 7% in our personal automobile line during the first quarter of 2026 and believe that our ability to obtain a similar level of pricing increases will continue. Consistent with our expectations, PIF was largely unchanged compared to the end of 2025, but declined as compared to the first three months of 2025, driven by lower policies available to renew year over year from prior margin recapture actions taken. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating profit of $2.2 million for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025, an increase of $1.4 million, due to higher net investment income.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,031.4	987.3
Prior year non-catastrophe loss development	(25.0)	(20.0)
Prior year catastrophe loss development	(48.8)	(12.0)
Total incurred losses and LAE	957.6	955.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	234.1	236.5
Prior years	606.3	613.2
Total payments	840.4	849.7
Net reserve for losses and LAE, end of period	6,022.1	5,737.0
Reinsurance recoverable on unpaid losses	1,889.0	1,871.9
Gross reserve for losses and LAE, end of period	$7,911.1	$7,608.9

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	March 31,	December 31,
(in millions)	2026	2025
Commercial multiple peril	$1,663.9	$1,618.3
Workers’ compensation	791.6	779.6
Commercial automobile	608.1	593.5
Other core commercial	861.1	869.9
Total Core Commercial	3,924.7	3,861.3
Marine and Industrial Property	241.9	206.8
Professional and Executive Lines	667.6	656.0
E&S and Alternative Markets	784.0	797.6
Surety and Other	78.2	72.5
Total Specialty	1,771.7	1,732.9
Personal automobile	1,682.8	1,689.3
Homeowners and Other	502.9	442.1
Total Personal Lines	2,185.7	2,131.4
Total Other	29.0	29.6
Total loss and LAE reserves	$7,911.1	$7,755.2

Loss and LAE reserves in our “Other core commercial” lines include monoline general liability, commercial umbrella, and monoline property. “Marine and Industrial Property” division includes marine and specialty industrial and commercial property coverages. “Professional and Executive Lines” division includes management liability, fidelity and crime, professional liability and other property and liability lines for healthcare firms. “E&S and Alternative Markets” division includes excess and surplus lines, program business, and specialty general liability coverages. “Surety and Other” includes contract and commercial surety coverages. Loss and LAE reserves in our “Total Other” segment relate to run-off direct asbestos and environmental, run-off voluntary assumed property and casualty reinsurance pools, and run-off product liability business.

The following table summarizes prior year (favorable) unfavorable development by segment:

	Three Months Ended March 31,
	2026			2025
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$(1.6)	$(21.7)	$(23.3)	$(1.3)	$(8.5)	$(9.8)
Specialty	(14.2)	(5.8)	(20.0)	(15.9)	(2.5)	(18.4)
Personal Lines	(9.2)	(21.3)	(30.5)	(2.8)	(1.0)	(3.8)
Total prior year favorable development	$(25.0)	$(48.8)	$(73.8)	$(20.0)	$(12.0)	$(32.0)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2026 will also occur in future periods. We encourage you to read our 2025 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the three months ended March 31, 2026, favorable catastrophe loss development was $48.8 million, primarily due to lower than expected losses related to several convective storms across multiple states from accident years 2025 and 2024, including lower than expected large commercial multiple peril losses in Core Commercial and lower than expected homeowners severity in Personal Lines. In 2025, favorable catastrophe development was $12.0 million, primarily due to lower than expected losses in our commercial multiple peril line related to events from accident years 2021 though 2023, including several convective storms across multiple states, and Winter Storm Elliot.

2026 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2026, net favorable loss and LAE development, excluding catastrophes, was $25.0 million. Specialty favorable loss and LAE development of $14.2 million was primarily due to lower than expected losses in our Marine and Industrial Property division, driven by our inland marine coverage, our E&S and Alternative Markets division, and, to a lesser extent, our Surety and Other division. Within Personal Lines, lower than expected losses of $9.2 million were driven primarily by homeowners property coverages.

2025 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2025, net favorable loss and LAE development, excluding catastrophes, was $20.0 million. Specialty favorable loss and LAE development of $15.9 million was primarily due to lower than expected losses in our Marine and Industrial Property division and, to a lesser extent, in our Professional and Executive Lines division. Within Core Commercial, lower than expected losses in our workers’ compensation line were largely offset by higher than expected losses in our commercial automobile line.

Asbestos and Environmental Reserves

As of March 31, 2026, we had $9.8 million of net asbestos and environmental reserves, comprised of $8.1 million of direct reserves and $1.7 million of assumed reinsurance pool reserves. This compares to net reserves of $10.5 million at December 31, 2025, comprised of $8.3 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment.

Reinsurance Recoverables

Reinsurance recoverables were $2,051.7 million and $2,011.1 million at March 31, 2026 and December 31, 2025, respectively, of which $65.1 million and $62.6 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $34.4 million and $30.5 million at March 31, 2026 and December 31, 2025, respectively, and billable non-MCCA reinsurance recoverables totaled $30.7 million and $32.1 million at March 31, 2026 and December 31, 2025, respectively. Billed balances outstanding greater than 90 days at March 31, 2026 and December 31, 2025 were not material.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Fixed maturities	$109.2	$93.3
Limited partnerships	11.0	7.5
Mortgage loans	2.5	2.9
Equity securities	0.9	0.9
Other investments	7.4	5.3
Investment expenses	(4.1)	(3.8)
Net investment income	$126.9	$106.1
Earned yield, fixed maturities	4.42%	4.08%
Earned yield, total portfolio	4.50%	4.14%

The increase in net investment income for the three months ended March 31, 2026 was primarily due to the continued investment of operational cashflows, the impact of reinvesting at higher interest rates, and higher partnership income. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2026		December 31, 2025
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$9,976.2	90.3%	$9,536.5	82.9%
Limited partnerships and other investments	416.0	3.8	414.4	3.6
Mortgage and other loans	221.3	2.0	247.0	2.1
Equity securities, at fair value	188.2	1.7	184.8	1.6
Cash and cash equivalents	243.5	2.2	1,122.7	9.8
Total cash and investments	$11,045.2	100.0%	$11,505.4	100.0%

Cash and Investments

Total cash and investments decreased $460.2 million, or 4.0%, for the three months ended March 31, 2026 as compared to December 31, 2025. The decrease in total cash and investments was primarily due to the funding of financing activities, including our debt retirement and common stock repurchases, and, to a lesser extent, net market value depreciation. These decreases were partially offset by the continued investment of cashflows from operations.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2026
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$477.7	$438.7	$(39.0)	$(3.2)
Foreign governments	BB	2.8	2.9	0.1	(0.1)
Municipals:
Taxable	AA	934.1	867.9	(66.2)	(2.3)
Tax-exempt	AA	24.9	25.3	0.4	(0.4)
Corporates	BBB+	4,388.2	4,348.1	(40.1)	(54.5)
Asset-backed:
Residential mortgage-backed	AA+	2,389.8	2,324.3	(65.5)	(15.1)
Commercial mortgage-backed	AAA	880.2	854.9	(25.3)	(5.0)
Other asset-backed	AA+	1,114.1	1,114.1	—	(5.8)
Total fixed maturities	AA-	$10,211.8	$9,976.2	$(235.6)	$(86.4)

The change in net unrealized losses on fixed maturities was primarily driven by higher interest rates and, to a lesser extent, changes in credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2026			December 31, 2025
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$8,097.5	$7,890.5	79.1%	$7,647.5	$7,501.7	78.7%
2	Baa	1,635.9	1,609.3	16.1	1,592.1	1,581.9	16.6
3	Ba	269.8	272.7	2.8	248.1	253.8	2.7
4	B	172.2	171.0	1.7	162.2	165.3	1.7
5	Caa and lower	35.5	32.3	0.3	35.4	33.8	0.3
6	In or near default	0.9	0.4	—	0.4	—	—
Total fixed maturities		$10,211.8	$9,976.2	100.0%	$9,685.7	$9,536.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at March 31, 2026 and December 31, 2025. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2026			December 31, 2025
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,782.5	$1,783.9	17.9%	$1,862.2	$1,873.8	19.6%
2-4 years	2,804.9	2,783.7	27.9	2,514.7	2,523.5	26.5
4-6 years	2,694.0	2,602.9	26.1	2,538.1	2,470.4	25.9
6-8 years	2,450.7	2,372.6	23.8	2,309.6	2,246.9	23.6
8-10 years	289.2	274.7	2.7	331.6	320.3	3.3
10+ years	190.5	158.4	1.6	129.5	101.6	1.1
Total fixed maturities	$10,211.8	$9,976.2	100.0%	$9,685.7	$9,536.5	100.0%
Weighted average duration		4.4			4.3

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

Impairments

For the three months ended March 31, 2026, we recognized impairment losses of $2.0 million, consisting of $1.5 million on mortgage loans and $0.5 million on fixed maturities. For the three months ended March 31, 2025, impairment losses were not significant.

At March 31, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $8.5 million and $8.1 million, respectively. At March 31, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was not material.

At March 31, 2026, fixed maturity securities on non-accrual status were not material and we held no fixed maturities on non-accrual status at December 31, 2025. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were not material for the periods ended March 31, 2026 and December 31, 2025. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2026 were $298.5 million, an increase of $31.3 million compared to December 31, 2025. This increase was primarily due to higher interest rates and, to a lesser extent, changes in credit spreads. At March 31, 2026, gross unrealized losses consisted primarily of $85.6 million on residential mortgage-backed securities, $74.9 million on corporate fixed maturities, $68.5 million on municipals, and $40.4 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2026	December 31, 2025
Due in one year or less	$0.3	$0.3
Due after one year through five years	63.1	41.6
Due after five years through ten years	90.8	94.6
Due after ten years	29.6	25.9
	183.8	162.4
Mortgage-backed and other asset-backed securities	114.7	104.8
Total fixed maturities	$298.5	$267.2

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

The U.S. economy continued to expand at a solid pace during the first quarter of 2026, reflecting a stable labor market despite continued, elevated inflation. The Federal Reserve maintained the federal funds target at a range of 3.50% to 3.75%. Heightened geopolitical risks continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although a rigorous credit analysis of our fixed income investments is performed, it is difficult to identify with specificity which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
2026
Net realized and unrealized investment losses	$(0.7)	$(0.3)	$(0.4)	$(0.9)	$(2.3)

2025
Net realized and unrealized investment losses	$(8.0)	$(4.0)	$(5.2)	$(0.6)	$(17.8)

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

Net realized and unrealized investment losses were $2.3 million for the three months ended March 31, 2026, compared to $17.8 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net realized and unrealized investment losses were primarily due to $5.6 million of net realized investment losses from sales of fixed maturities and, to a lesser extent, $2.0 million related to impairment losses. These net realized investment losses were partially offset by net realized and unrealized investment gains of $5.2 million due to changes in the fair value of equity securities. For the three months ended March 31, 2025, net realized and unrealized investment losses were primarily due to $18.8 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The provision for income taxes from continuing operations was an expense of $50.3 million and $31.9 million for the three months ended March 31, 2026 and 2025, respectively. These amounts resulted in consolidated effective tax rates of 21.2% and 19.9% on pre-tax income for the three months ended March 31, 2026 and 2025, respectively. These provisions include excess tax benefits, primarily related to stock-based compensation, of $1.9 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $52.3 million, or 22.1%, and $34.4 million, or 21.5%, for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is primarily due to state income taxes.

The income tax provision on operating results was an expense of $50.9 million and $36.1 million for the three months ended March 31, 2026 and 2025, respectively. These provisions resulted in effective tax rates on operating income of 21.3% and 20.3% for the three months ended March 31, 2026 and 2025, respectively. These provisions reflect the aforementioned excess tax benefits related to stock-based compensation. Absent this item, the provision for income taxes would have been an expense of $52.8 million, or 22.1%, and $38.2 million, or 21.5%, for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is primarily due to state income taxes.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2025 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2025 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2026	2025
Total Statutory Capital and Surplus	$3,535.1	$3,337.9

The statutory capital and surplus for our insurance subsidiaries increased $197.2 million during the first three months of 2026. This increase was primarily due to operating profits.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of the business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first three months of 2026, Hanover Insurance did not provide dividends to the holding company.

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

Net cash provided by operating activities was $118.8 million during the first three months of 2026, as compared to $38.9 million during the first three months of 2025. The $79.9 million increase in cash provided was primarily due to an increase in premiums received and lower loss and LAE payments during the first three months of 2026 compared to the same period in 2025.

Net cash used in investing activities was $493.8 million during the first three months of 2026, as compared to $112.3 million during the first three months of 2025. During the first three months of both 2026 and 2025, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $504.6 million during the first three months of 2026, as compared to $47.5 million during the first three months of 2025. During the first three months of 2026, cash used by financing activities primarily resulted from the redemption of $375.0 million aggregate principal amount of 4.50% senior unsecured debentures and, to a lesser extent, repurchases of common stock through the open market and a quarterly dividend payment to our shareholders. During the first three months of 2025, cash used in financing activities primarily resulted from a quarterly dividend payment to our shareholders and, to a lesser extent, from repurchases of common stock through the open market.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2026, we paid a quarterly dividend of $0.95 per share totaling $33.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2026, THG, as a holding company, held approximately $256.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), redemptions of short-term debt, interest on our senior and subordinated debentures, and certain costs associated with benefits related to employees and agents of our former life insurance subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. We believe that this plan is fully funded. The ultimate payment amounts for our benefit plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Volatility and uncertainty in the financial markets continues to affect the value of investments currently held by THG and its subsidiaries, many of which remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur, which could cause us to have to sell those securities in a loss position before their values fully recover, resulting in a recognition of impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2026, we repurchased approximately 0.5 million shares, at an aggregate cost of $87.5 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of March 31, 2026, we had repurchased approximately 9.3 million shares under this $1.3 billion program and had approximately $86 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At March 31, 2026, we had borrowing capacity of $314.7 million. There were no outstanding borrowings under this short-term facility at March 31, 2026; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. During the first three months of 2026, we had no borrowings under this credit agreement.

At March 31, 2026, we were in compliance with the covenants of our debt and credit arrangements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the first three months of 2026 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors described under "Risk Factors" in Part I - Item 1A of our 2025 Form 10-K.

This document contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may address, among other things, our growth strategy; expected developments in our business, including losses and loss reserves; the impact of our routine reserve reviews; our expectations regarding our investment activities or results; our proposed actions in response to trends in our business; as well as our expectations, intentions and other statements that are not historical facts. Words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” “designed,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2026 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. We cannot predict these new risk factors, nor can we assess the impact, if any, that they may have on our business in the future.

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•
changes in the demand for our products;
•
risks and uncertainties related to our growth and operating strategies, including our ability to attract, grow and retain profitable policies in force, to increase rates commensurate with, or in excess of, loss trends, and to manage expenses and execute strategic initiatives effectively;
•
adverse claims experience or changes in our estimates of loss and loss adjustment expense reserves, including those arising from catastrophes, inflationary pressures or global unrest, which may result in lower current year underwriting results or adverse loss development, and which could negatively impact our carried reserves;
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
•
changes in regulatory, legislative, economic, market and political conditions, particularly with respect to rates, policy terms and conditions, the use of artificial intelligence (“AI”), privacy and data security, payment flexibility, and regions where we have geographical concentration;
•
volatile and unpredictable developments, including severe weather (whether arising from changing climate conditions or weather patterns or otherwise) and other natural physical events, catastrophes, pandemics, civil unrest, war, global conflicts, and terrorist actions, and the uncertainty in estimating the resulting losses;
•
limitations on the ability to adjust claims or the availability of sufficient information to accurately estimate a loss at a point in time and the limitations and assumptions used to model property and casualty losses in general;
•
risks related to our business being conducted in competitive markets, exposing us to increased risk from competitive pressures, including actions by competitors that may be larger or have greater financial resources than we do;
•
risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all, particularly following large catastrophe events or disruptions in reinsurance markets;
•
heightened market volatility, fluctuations in interest rates (which have a significant impact on the market value of our investment portfolio and thus our book value), inflationary pressures, changes in default rates, tariffs, adverse economic, market and political conditions, and other factors that could negatively affect returns on our investment portfolio;
•
operating difficulties and other unintended consequences from the introduction of new products and related technology changes and applications, including the use of pricing models and AI, as well as new operating models, particularly as business processes become increasingly more digital;
•
changes in our claims-paying and financial strength ratings;
•
negative changes in our level of statutory surplus;

•
risks and uncertainties relating to our operations and technology, including our information systems, cloud and network infrastructure, information security, and cyber risks (including AI-enabled threats), remote work capabilities, and reliance on third-party or outsourced services, which may negatively impact our ability to conduct business;
•
risks, uncertainties or unfavorable developments associated with enacted legislation, litigation matters, social inflation and the possibility of adverse judicial decisions, including those related to exposures to potentially harmful products or substances or those which expand policy coverage beyond its intended scope or award “bad faith,” or other non-contractual damages; and
•
other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2026 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2026	254,107	$172.54	254,000	$130
February 1 - 28, 2026	102,906	$178.88	35,217	$123
March 1 - 31, 2026	214,868	$172.50	214,205	$86
Total	571,881	$173.67	503,422	$86

(1)
Includes 107 shares, 67,689 shares and 663 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, February 28 and March 31, 2026.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

April 30, 2026	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

April 30, 2026	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer