Form 10-Q
period 2026-06-30
HANOVER INSURANCE GROUP, INC.
filed 2026-07-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(508) 855-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	THG	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock was 34,820,221 as of July 27, 2026.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Premiums	$1,597.6	$1,545.3	$3,168.2	$3,053.8
Net investment income	119.6	105.5	246.5	211.6
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(5.4)	(4.6)	(10.3)	(23.4)
Net change in fair value of equity securities and other	10.5	5.0	15.1	6.0
Impairments on investments:
Credit-related impairments	(1.4)	(2.5)	(3.0)	(2.5)
Losses on intent to sell securities	(0.9)	(0.4)	(1.3)	(0.4)
Total impairments on investments	(2.3)	(2.9)	(4.3)	(2.9)
Total net realized and unrealized investment gains (losses)	2.8	(2.5)	0.5	(20.3)
Fees and other income	6.2	6.1	12.4	12.5
Total revenues	1,726.2	1,654.4	3,427.6	3,257.6
Losses and expenses
Losses and loss adjustment expenses	962.5	957.2	1,920.1	1,912.5
Amortization of deferred acquisition costs	338.0	319.0	671.2	632.9
Interest expense	10.1	8.6	20.9	17.1
Other operating expenses	171.0	170.8	333.7	336.2
Total losses and expenses	1,481.6	1,455.6	2,945.9	2,898.7
Income from continuing operations before income taxes	244.6	198.8	481.7	358.9
Income tax expense (benefit):
Current	55.0	46.4	106.6	76.4
Deferred	(1.8)	(4.5)	(3.1)	(2.6)
Total income tax expense	53.2	41.9	103.5	73.8
Income from continuing operations	191.4	156.9	378.2	285.1
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.2	0.2	0.2	0.2
Net income	$191.6	$157.1	$378.4	$285.3
Earnings per common share:
Basic:
Income from continuing operations	$5.48	$4.37	$10.78	$7.93
Discontinued operations (net of taxes):
Income from discontinued life businesses	—	—	0.01	0.01
Net income per share	$5.48	$4.37	$10.79	$7.94
Weighted average shares outstanding	35.0	35.9	35.1	35.9
Diluted:
Income from continuing operations	$5.37	$4.30	$10.57	$7.80
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.01	—	0.01	—
Net income per share	$5.38	$4.30	$10.58	$7.80
Weighted average shares outstanding	35.6	36.5	35.8	36.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income	$191.6	$157.1	$378.4	$285.3
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(19.2)	56.2	(87.9)	167.5
Having credit losses recognized in the Consolidated Statements of Income	0.5	0.1	0.3	—
Total available-for-sale securities	(18.7)	56.3	(87.6)	167.5
Pension and postretirement benefits:
Net amount recognized as net periodic benefit cost	1.3	1.3	2.7	2.7
Long-duration insurance contracts:
Net change in market risk	(0.4)	(0.1)	0.6	(1.1)
Total other comprehensive income (loss), net of tax	(17.8)	57.5	(84.3)	169.1
Comprehensive income	$173.8	$214.6	$294.1	$454.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2026	2025
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $10,320.6 and $9,685.7)	$10,061.1	$9,536.5
Equity securities, at fair value	203.3	184.8
Other investments	637.6	661.4
Total investments	10,902.0	10,382.7
Cash and cash equivalents	266.1	1,122.7
Accrued investment income	88.0	80.1
Premiums and accounts receivable, net	1,950.1	1,861.3
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,078.9	2,011.1
Deferred acquisition costs	716.2	703.0
Deferred income tax asset	108.7	83.3
Goodwill	178.8	178.8
Other assets	490.5	439.3
Assets of discontinued businesses	84.6	83.6
Total assets	$16,863.9	$16,945.9
Liabilities
Loss and loss adjustment expense reserves	$8,001.7	$7,755.2
Unearned premiums	3,479.6	3,440.4
Expenses and taxes payable	716.2	806.7
Reinsurance premiums payable	45.1	45.2
Short-term debt	50.1	375.0
Long-term debt	793.9	843.3
Liabilities of discontinued businesses	104.8	108.6
Total liabilities	13,191.4	13,374.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,032.0	2,013.5
Accumulated other comprehensive loss	(255.7)	(171.4)
Retained earnings	4,052.5	3,741.6
Treasury stock at cost (25.6 and 25.1 million shares)	(2,156.9)	(2,012.8)
Total shareholders’ equity	3,672.5	3,571.5
Total liabilities and shareholders’ equity	$16,863.9	$16,945.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	2,016.0	1,978.3	2,013.5	1,973.6
Employee and director stock-based awards and other	16.0	15.6	18.5	20.3
Balance at end of period	2,032.0	1,993.9	2,032.0	1,993.9
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(185.2)	(292.3)	(116.3)	(403.5)
Net appreciation (depreciation) on available-for-sale securities	(18.7)	56.3	(87.6)	167.5
Balance at end of period	(203.9)	(236.0)	(203.9)	(236.0)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(52.9)	(53.8)	(54.3)	(55.2)
Net amount recognized as net periodic benefit cost	1.3	1.3	2.7	2.7
Balance at end of period	(51.6)	(52.5)	(51.6)	(52.5)
Long Duration Insurance Contracts:
Balance at beginning of period	0.2	1.4	(0.8)	2.4
Net change in market risk	(0.4)	(0.1)	0.6	(1.1)
Balance at end of period	(0.2)	1.3	(0.2)	1.3
Total accumulated other comprehensive loss	(255.7)	(287.2)	(255.7)	(287.2)
Retained Earnings
Balance at beginning of period	3,894.5	3,306.8	3,741.6	3,209.6
Cumulative effect of accounting change, net of taxes	—	—	—	1.9
Balance at beginning of period, as adjusted	3,894.5	3,306.8	3,741.6	3,211.5
Net income	191.6	157.1	378.4	285.3
Dividends to shareholders	(33.6)	(32.7)	(67.5)	(65.6)
Balance at end of period	4,052.5	3,431.2	4,052.5	3,431.2
Treasury Stock
Balance at beginning of period	(2,102.8)	(1,896.6)	(2,012.8)	(1,885.7)
Shares purchased at cost	(55.4)	(27.6)	(142.9)	(38.6)
Net shares reissued at cost under employee stock-based compensation plans and other	1.3	2.0	(1.2)	2.1
Balance at end of period	(2,156.9)	(1,922.2)	(2,156.9)	(1,922.2)
Total shareholders’ equity	$3,672.5	$3,216.3	$3,672.5	$3,216.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income	$378.4	$285.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	(0.3)	20.6
Net amortization and depreciation	(2.8)	(2.1)
Stock-based compensation expense	18.1	17.8
Amortization of defined benefit plan costs	3.4	3.3
Deferred income tax benefit	(3.0)	(2.5)
Change in deferred acquisition costs	(13.2)	(11.7)
Change in premiums receivable, net of reinsurance premiums payable	(88.9)	(81.7)
Change in loss, loss adjustment expense and unearned premium reserves	282.7	225.6
Change in reinsurance recoverable	(67.8)	15.6
Change in expenses and taxes payable	(123.6)	(150.2)
Other, net	(51.9)	(74.5)
Net cash provided by operating activities	331.1	245.5
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,185.8	1,476.4
Proceeds from disposals of equity securities and other investments	66.0	57.8
Purchase of fixed maturities	(1,792.1)	(1,818.9)
Purchase of equity securities and other investments	(53.3)	(46.2)
Capital expenditures	(6.4)	(3.5)
Net cash used in investing activities	(600.0)	(334.4)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	12.1	12.2
Dividends paid to shareholders	(66.6)	(64.7)
Repayment of debt	(375.0)	—
Repurchases of common stock	(141.9)	(38.6)
Other financing activities	(16.3)	(11.7)
Net cash used in financing activities	(587.7)	(102.8)
Net change in cash and cash equivalents	(856.6)	(191.7)
Net change in cash related to discontinued operations	—	0.3
Cash and cash equivalents, beginning of period	1,122.7	435.5
Cash and cash equivalents, end of period	$266.1	$244.1

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	June 30, 2026
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$476.7	$—	$476.7	$0.6	$42.4	$434.9
Foreign governments	17.5	—	17.5	0.1	0.3	17.3
Municipals	1,072.8	—	1,072.8	2.2	71.9	1,003.1
Corporates	4,560.6	(0.3)	4,560.3	29.1	74.2	4,515.2
Residential mortgage-backed	2,308.1	—	2,308.1	17.2	89.3	2,236.0
Commercial mortgage-backed	829.9	—	829.9	—	27.9	802.0
Other asset-backed	1,055.3	—	1,055.3	2.0	4.7	1,052.6
Total fixed maturities	$10,320.9	$(0.3)	$10,320.6	$51.2	$310.7	$10,061.1

	December 31, 2025
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$491.3	$—	$491.3	$2.4	$38.2	$455.5
Foreign governments	2.5	—	2.5	0.2	—	2.7
Municipals	910.8	—	910.8	4.1	67.2	847.7
Corporates	4,239.3	(0.2)	4,239.1	71.4	57.0	4,253.5
Residential mortgage-backed	2,472.2	—	2,472.2	32.4	82.8	2,421.8
Commercial mortgage-backed	610.2	—	610.2	1.0	21.3	589.9
Other asset-backed	959.6	—	959.6	6.5	0.7	965.4
Total fixed maturities	$9,685.9	$(0.2)	$9,685.7	$118.0	$267.2	$9,536.5

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At June 30, 2026 and December 31, 2025, fixed maturities with fair values of $341.4 million and $339.2 million, respectively, were held as collateral for the Federal Home Loan Bank (“FHLB”) collateralized borrowing program. Additionally, the Company deposits funds with various state governmental authorities and trustees. For a discussion of the Company’s deposits with these state governmental authorities and trustees, see Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2026
	Amortized Cost,
	Net of Allowance	Fair
(in millions)	for Credit Losses	Value
Due in one year or less	$184.7	$184.3
Due after one year through five years	2,473.7	2,417.4
Due after five years through ten years	2,959.6	2,888.3
Due after ten years	509.3	480.5
	6,127.3	5,970.5
Mortgage-backed and other asset-backed securities	4,193.3	4,090.6
Total fixed maturities	$10,320.6	$10,061.1

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at June 30, 2026 and December 31, 2025, including the length of time the securities have been in an unrealized loss position:

	June 30, 2026
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.5	$60.4	$41.9	$304.6	$42.4	$365.0
Foreign governments	0.3	14.6	—	—	0.3	14.6
Municipals	5.0	317.6	66.9	495.5	71.9	813.1
Corporates	18.2	1,639.4	49.8	554.1	68.0	2,193.5
Residential mortgage-backed	4.9	703.5	84.4	486.3	89.3	1,189.8
Commercial mortgage-backed	8.6	568.2	18.5	221.5	27.1	789.7
Other asset-backed	4.4	562.5	0.3	5.2	4.7	567.7
Total investment grade	41.9	3,866.2	261.8	2,067.2	303.7	5,933.4
Below investment grade:
Foreign governments	—	0.7	—	—	—	0.7
Corporates	3.1	130.0	3.1	30.5	6.2	160.5
Residential mortgage-backed	—	0.9	—	—	—	0.9
Commercial mortgage-backed	—	—	0.8	4.7	0.8	4.7
Other asset-backed	—	2.4	—	—	—	2.4
Total below investment grade	3.1	134.0	3.9	35.2	7.0	169.2
Total fixed maturities	$45.0	$4,000.2	$265.7	$2,102.4	$310.7	$6,102.6

	December 31, 2025
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$11.9	$38.2	$319.7	$38.2	$331.6
Municipals	0.6	56.3	66.6	550.3	67.2	606.6
Corporates	1.0	271.3	51.2	704.2	52.2	975.5
Residential mortgage-backed	0.5	128.7	82.3	521.7	82.8	650.4
Commercial mortgage-backed	0.5	122.5	20.0	284.3	20.5	406.8
Other asset-backed	0.5	82.9	0.2	24.3	0.7	107.2
Total investment grade	3.1	673.6	258.5	2,404.5	261.6	3,078.1
Below investment grade:
Corporates	2.2	37.5	2.6	34.8	4.8	72.3
Commercial mortgage-backed	—	—	0.8	4.9	0.8	4.9
Other asset-backed	—	1.3	—	—	—	1.3
Total below investment grade	2.2	38.8	3.4	39.7	5.6	78.5
Total fixed maturities	$5.3	$712.4	$261.9	$2,444.2	$267.2	$3,156.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Proceeds from sales	$353.9	$486.1	$788.0	$902.0
Gross gains	0.5	0.9	2.8	1.3
Gross losses	6.4	5.8	15.3	25.2

D. Impairments

For the three months ended June 30, 2026, the Company recognized impairment losses of $2.3 million, consisting of $1.3 million on mortgage loans and $1.0 million on fixed maturities. For the six months ended June 30, 2026, the Company recognized impairment losses of $4.3 million, consisting of $2.8 million on mortgage loans and $1.5 million on fixed maturities. For both the three and six months ended June 30, 2025, the Company recognized net impairments of $2.9 million, consisting primarily of $2.6 million and $2.7 million on mortgage loans, respectively.

At June 30, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $9.0 million and $8.1 million, respectively. At June 30, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was not material.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Allowance for credit losses as of the beginning of the period	$8.5	$5.7	$8.1	$5.7
Additional credit losses on investments for which an allowance was previously recognized	1.3	2.5	2.8	2.6
Reductions for disposals	(0.8)	(0.2)	(1.9)	(0.3)
Allowance for credit losses as of the end of the period	$9.0	$8.0	$9.0	$8.0

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

E. Equity securities

Pre-tax net realized and unrealized gains on equity securities recognized in income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net realized and unrealized gains on equity securities recognized in income:
On securities still held	$10.0	$3.9	$13.7	$4.9
On securities sold during the period	0.8	0.2	2.3	0.6
Total net realized and unrealized gains on equity securities recognized in income	$10.8	$4.1	$16.0	$5.5

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

The estimated fair values of the financial instruments were as follows:

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$10,061.1	$10,061.1	$9,536.5	$9,536.5
Fair Value through Net Income:
Equity securities	203.3	203.3	184.8	184.8
Other investments	78.1	78.1	80.9	80.9
Amortized Cost/Cost:
Other investments	239.2	232.2	282.8	274.5
Cash and cash equivalents	266.1	266.1	1,122.7	1,122.7
Total financial instruments	$10,847.8	$10,840.8	$11,207.7	$11,199.4

Financial Liabilities carried at:
Amortized Cost:
Debt	$844.0	$827.8	$1,218.3	$1,206.6

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first six months of 2026 and 2025, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	June 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$434.9	$321.2	$113.7	$—
Foreign governments	17.3	—	17.3	—
Municipals	1,003.1	—	996.4	6.7
Corporates	4,515.2	—	4,515.2	—
Residential mortgage-backed, U.S. agency backed	1,771.6	—	1,771.6	—
Residential mortgage-backed, non-agency	464.4	—	464.4	—
Commercial mortgage-backed	802.0	—	797.3	4.7
Other asset-backed	1,052.6	—	1,052.6	—
Total fixed maturities	10,061.1	321.2	9,728.5	11.4
Equity securities	203.3	183.0	—	20.3
Other investments	16.9	—	13.5	3.4
Total investment assets at fair value	$10,281.3	$504.2	$9,742.0	$35.1

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$455.5	$331.1	$124.4	$—
Foreign governments	2.7	—	2.7	—
Municipals	847.7	—	840.3	7.4
Corporates	4,253.5	—	4,253.5	—
Residential mortgage-backed, U.S. agency backed	1,903.2	—	1,903.2	—
Residential mortgage-backed, non-agency	518.6	—	518.6	—
Commercial mortgage-backed	589.9	—	585.0	4.9
Other asset-backed	965.4	—	965.4	—
Total fixed maturities	9,536.5	331.1	9,193.1	12.3
Equity securities	184.8	164.3	—	20.5
Other investments	16.8	—	13.4	3.4
Total investment assets at fair value	$9,738.1	$495.4	$9,206.5	$36.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At June 30, 2026 and December 31, 2025, the fair values of these investments were $61.2 million and $64.1 million, respectively, and were less than 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$266.1	$266.1	$—	$—
Other investments	232.2	—	6.1	226.1
Total financial instruments	$498.3	$266.1	$6.1	$226.1

Liabilities:
Debt	$827.8	$—	$827.8	$—

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,122.7	$1,122.7	$—	$—
Other investments	274.5	—	6.1	268.4
Total financial instruments	$1,397.2	$1,122.7	$6.1	$268.4

Liabilities:
Debt	$1,206.6	$—	$1,206.6	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Three Months Ended June 30, 2026
Balance April 1, 2026	$7.1	$4.8	$11.9	$24.0	$35.9
Total losses included in net realized and unrealized investment gains (losses)	—	—	—	(0.1)	(0.1)
Issuance	—	—	—	0.1	0.1
Settlements	(0.4)	(0.1)	(0.5)	(0.3)	(0.8)
Balance June 30, 2026	$6.7	$4.7	$11.4	$23.7	$35.1

Three Months Ended June 30, 2025
Balance April 1, 2025	$7.6	$5.1	$12.7	$24.6	$37.3
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.9	0.9
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	—	0.1	0.1	—	0.1
Settlements	(0.1)	(0.1)	(0.2)	—	(0.2)
Balance June 30, 2025	$7.5	$5.1	$12.6	$25.5	$38.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$—	$0.1	$0.1	$—	$0.1

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Six Months Ended June 30, 2026
Balance January 1, 2026	$7.4	$4.9	$12.3	$23.9	$36.2
Total gains included in net realized and unrealized investment gains (losses)	—	—	—	0.1	0.1
Purchase	—	—	—	0.3	0.3
Issuance	—	—	—	0.1	0.1
Settlements	(0.7)	(0.2)	(0.9)	(0.7)	(1.6)
Balance June 30, 2026	$6.7	$4.7	$11.4	$23.7	$35.1

Six Months Ended June 30, 2025
Balance January 1, 2025	$7.6	$5.9	$13.5	$24.7	$38.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.8	0.8
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.2	0.2	0.4	—	0.4
Settlements	(0.3)	(1.0)	(1.3)	—	(1.3)
Balance June 30, 2025	$7.5	$5.1	$12.6	$25.5	$38.1
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.2	$0.2	$0.4	$—	$0.4

There were no securities transferred between Level 2 and Level 3 during the three and six months ended June 30, 2026 and 2025. The Company held no Level 3 liabilities for the six months ended June 30, 2026 and 2025.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Valuation of $11.3 million for equity securities based on dealer quotes for which there was lack of transparency as to inputs used to develop the valuation have been excluded.

			June 30, 2026		December 31, 2025
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$6.7	6.8 - 6.8%	$7.4	6.8 - 6.8%
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Lease structure	4.7	5.0% (5.0%) 0.3% (0.3%)	4.9	5.0% (5.0%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.4	N/A	1.5	N/A
	Internal price based on financing round	Discount for: Market liquidity	7.6	27.0% (27.0%)	7.3	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.4	18.6% (18.6%)	3.4	18.6% (18.6%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	June 30, 2026	December 31, 2025
Short-term:
Subordinated debentures maturing February 3, 2027	50.1	—
Senior debentures maturing April 15, 2026	—	375.0
Total short-term debt	50.1	375.0

Long-term:
Senior debentures maturing September 1, 2035	500.0	500.0
Senior debentures maturing September 1, 2030	300.0	300.0
Subordinated debentures maturing February 3, 2027	—	50.1
Total long-term debt principal	800.0	850.1
Unamortized debt issuance costs	(6.1)	(6.8)
Total long-term debt	793.9	843.3
Total debt	$844.0	$1,218.3

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

At June 30, 2026, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the six months ended June 30, 2026 and 2025 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of U.S. federal and state income tax expense of $103.5 million and $73.8 million for the six months ended June 30, 2026 and 2025, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations for years after 2020.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
(in millions)	2026	2025
Interest cost	$4.8	$5.1
Expected return on plan assets	(4.6)	(4.8)
Recognized net actuarial loss	1.6	1.7
Net periodic pension cost	$1.8	$2.0

	Six Months Ended June 30,
(in millions)	2026	2025
Interest cost	$9.5	$10.2
Expected return on plan assets	(9.2)	(9.5)
Recognized net actuarial loss	3.3	3.3
Net periodic pension cost	$3.6	$4.0

8. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended June 30,
	2026			2025
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(31.0)	$6.6	$(24.4)	$66.0	$(13.9)	$52.1
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.6	(0.2)	0.4	0.2	—	0.2
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	5.7	(1.2)	4.5	5.0	(1.3)	3.7
Amount of credit-related impairments (recoveries) on prior impairments recognized in the Consolidated Statements of Income	0.1	—	0.1	(0.1)	—	(0.1)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	0.9	(0.2)	0.7	0.4	—	0.4
Net unrealized gains (losses)	(23.7)	5.0	(18.7)	71.5	(15.2)	56.3
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.7	(0.4)	1.3	1.6	(0.3)	1.3
Long-duration insurance contracts:
Net change in market risk	(0.5)	0.1	(0.4)	(0.1)	—	(0.1)
Other comprehensive (loss) income	$(22.5)	$4.7	$(17.8)	$73.0	$(15.5)	$57.5

	Six Months Ended June 30,
	2026			2025
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(124.0)	$26.1	$(97.9)	$188.3	$(39.6)	$148.7
Net unrealized gains arising during period for those having credit losses in Consolidated Statements of Income	0.2	(0.1)	0.1	0.2	—	0.2
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	11.5	(2.5)	9.0	23.9	(5.6)	18.3
Amount of credit-related impairments (recoveries) recognized in the Consolidated Statements of Income	0.2	—	0.2	(0.2)	—	(0.2)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	1.3	(0.3)	1.0	0.6	(0.1)	0.5
Net unrealized gains (losses)	(110.8)	23.2	(87.6)	212.8	(45.3)	167.5
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	3.4	(0.7)	2.7	3.3	(0.6)	2.7
Long-duration insurance contracts:
Net change in market risk	0.8	(0.2)	0.6	(1.4)	0.3	(1.1)
Other comprehensive (loss) income	$(106.6)	$22.3	$(84.3)	$214.7	$(45.6)	$169.1

Reclassifications out of accumulated other comprehensive (loss) income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive (Loss) Income Components	Comprehensive (Loss) Income				Where Net Income is Presented
Net unrealized losses on investment securities	$(5.7)	$(4.9)	$(11.3)	$(23.7)	Net realized losses from sales and other
	(1.0)	(0.3)	(1.5)	(0.2)	Impairments on investments
	(6.7)	(5.2)	(12.8)	(23.9)	Total before tax
	1.4	1.4	2.8	5.7	Income tax (expense) benefit
	(5.3)	(3.8)	(10.0)	(18.2)	Income from continuing operations
	—	—	(0.2)	(0.2)	Income from discontinued life businesses
	(5.3)	(3.8)	(10.2)	(18.4)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.7)	(1.6)	(3.4)	(3.3)	Loss adjustment expenses and other operating expenses (1)
	0.4	0.3	0.7	0.6	Income tax (expense) benefit
	(1.3)	(1.3)	(2.7)	(2.7)	Income from continuing operations
Net change in market risk	0.2	—	0.5	0.3	Income from discontinued life businesses
	—	—	(0.1)	(0.1)	Income tax (expense) benefit
	0.2	—	0.4	0.2	Income from discontinued life businesses
Total reclassifications for the period	$(6.4)	$(5.1)	$(12.5)	$(20.9)	Net expense reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the six months ended June 30, 2026 and 2025.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	June 30, 2026
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$579.3	$365.8	$652.5	$—	$1,597.6
Net investment income	55.3	27.2	33.3	3.8	119.6
Fees and other income	1.3	1.2	3.7	—	6.2
Total operating revenues	$635.9	$394.2	$689.5	$3.8	1,723.4
Net realized and unrealized investment gains					2.8
Total revenues					$1,726.2
Operating income before interest expense and income taxes:
Net premiums earned	$579.3	$365.8	$652.5	$—	$1,597.6
Losses and LAE:
Current accident year losses and LAE	340.6	188.5	363.1	—	892.2
Prior year favorable development, excluding catastrophes	(0.6)	(10.8)	(10.1)	—	(21.5)
Current year catastrophe losses	34.2	13.2	57.3	—	104.7
Prior year favorable catastrophe development	(7.8)	(3.2)	(1.9)	—	(12.9)
Total losses and LAE	366.4	187.7	408.4	—	962.5
Amortization of deferred acquisition costs and other underwriting expenses(1)	189.7	135.9	174.7	—	500.3
Underwriting income	23.2	42.2	69.4	—	134.8
Net investment income	55.3	27.2	33.3	3.8	119.6
Fees and other income	1.3	1.2	3.7	—	6.2
Other segment items(2)	(2.3)	(2.2)	(1.5)	(2.7)	(8.7)
Operating income before interest expense and income taxes	$77.5	$68.4	$104.9	$1.1	251.9
Interest on debt					(10.1)
Operating income before income taxes					241.8
Non-operating income (loss) items:
Net realized and unrealized investment gains					2.8
Income before income taxes					$244.6

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

	Six Months Ended
	June 30, 2026
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,143.1	$725.7	$1,299.4	$—	$3,168.2
Net investment income	113.6	55.9	68.5	8.5	246.5
Fees and other income	2.7	2.4	7.3	—	12.4
Total operating revenues	$1,259.4	$784.0	$1,375.2	$8.5	3,427.1
Net realized and unrealized investment gains					0.5
Total revenues					$3,427.6
Operating income before interest expense and income taxes:
Net premiums earned	$1,143.1	$725.7	$1,299.4	$—	$3,168.2
Losses and LAE:
Current accident year losses and LAE	671.8	365.3	738.8	—	1,775.9
Prior year favorable development, excluding catastrophes	(2.2)	(25.0)	(19.3)	—	(46.5)
Current year catastrophe losses	86.3	28.6	137.5	—	252.4
Prior year favorable catastrophe development	(29.5)	(9.0)	(23.2)	—	(61.7)
Total losses and LAE	726.4	359.9	833.8	—	1,920.1
Amortization of deferred acquisition costs and other underwriting expenses(1)	375.7	267.5	343.9	—	987.1
Underwriting income	41.0	98.3	121.7	—	261.0
Net investment income	113.6	55.9	68.5	8.5	246.5
Fees and other income	2.7	2.4	7.3	—	12.4
Other segment items(2)	(5.0)	(4.2)	(3.4)	(5.2)	(17.8)
Operating income before interest expense and income taxes	$152.3	$152.4	$194.1	$3.3	502.1
Interest on debt					(20.9)
Operating income before income taxes					481.2
Non-operating income (loss) items:
Net realized and unrealized investment gains					0.5
Income before income taxes					$481.7

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

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	June 30, 2026	December 31, 2025
Property and Casualty	$16,779.3	$16,862.3
Assets of discontinued businesses	84.6	83.6
Total	$16,863.9	$16,945.9

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

10. Stock-based Compensation

As of June 30, 2026, there were 1,110,185 and 1,201,874 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock-based compensation expense	$11.5	$11.2	$18.1	$17.8
Tax benefit	(2.4)	(2.3)	(3.8)	(3.7)
Stock-based compensation expense, net of taxes	$9.1	$8.9	$14.3	$14.1

Stock Options

Information on the Company’s stock option activity for the six months ended June 30, 2026 and 2025 is summarized below.

	Six Months Ended June 30,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,094,462	$126.02	1,111,871	$117.43
Granted	148,066	173.56	140,393	161.82
Exercised	(155,825)	105.32	(135,146)	93.86
Outstanding, end of period	1,086,703	135.46	1,117,118	125.86

Restricted Stock Units

The Company has issued time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following table summarizes activity information about employee restricted stock units:

	Six Months Ended June 30,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	381,944	$144.61	386,712	$137.44
Granted	138,354	172.36	136,959	160.38
Vested	(129,190)	139.77	(120,844)	139.57
Forfeited	(5,067)	151.31	(6,198)	143.94
Outstanding, end of period	386,041	156.09	396,629	144.61
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	133,150	$153.78	126,211	$140.47
Granted	59,663	167.54	52,360	178.39
Vested	(55,764)	141.91	(31,052)	141.58
Forfeited	—	—	(14,369)	152.88
Outstanding, end of period	137,049	164.60	133,150	153.78

During the first six months of 2026, the Company granted performance-based restricted stock units totaling 58,111 to certain members of senior management, which are reflected in the table above as performance and market-based restricted stock activity. Vesting of these stock units is based on a performance-based metric (adjusted return on equity), with a market-based modifier determined by relative total shareholder return (“TSR”) for a three-year period, as compared to a pre-determined group of Property and Casualty peer companies. The modifier may increase or decrease the payout by up to 20%. The fair value of the 2026 awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 240% of the shares disclosed for grant year 2026.

In the first six months of 2025, the Company granted performance-based restricted stock units totaling 28,868, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined using a performance-based metric (adjusted return on equity). The Company also separately granted market-based awards totaling 23,492 in 2025, which are also included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is generally based on the relative TSR of the Company for a three-year period, as compared to a group of pre-determined Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. Units granted in 2025 have the potential to range from 0% to 200% of the shares disclosed.

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Basic shares used in the calculation of earnings per share	35.0	35.9	35.1	35.9
Dilutive effect of securities:
Employee stock options	0.3	0.3	0.3	0.3
Non-vested stock grants	0.3	0.3	0.4	0.4
Diluted shares used in the calculation of earnings per share	35.6	36.5	35.8	36.6
Per share effect of dilutive securities on income from continuing operations	$(0.11)	$(0.07)	$(0.21)	$(0.13)
Per share effect of dilutive securities on net income	$(0.10)	$(0.07)	$(0.21)	$(0.14)

Diluted earnings per share for both the three and six months ended June 30, 2026, and both the three and six months ended June 30, 2025, excludes 0.1 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

On May 13, 2026, the Board of Directors authorized a new stock repurchase program, which provides for aggregate repurchases of the Company’s common stock of up to $700 million, and terminated the existing program. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2026, the Company repurchased approximately 794,000 shares of which approximately 168,000 shares were under the new program and approximately 626,000 were under the prior program. Share repurchases through open market purchases totaled $142.9 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances. The Company had approximately $667 million available for additional repurchases at June 30, 2026.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,028.3	1,968.7
Prior years	(108.2)	(56.2)
Total incurred losses and LAE	1,920.1	1,912.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	680.6	651.9
Prior years	1,044.5	1,073.5
Total payments	1,725.1	1,725.4
Net reserve for losses and LAE, end of period	6,099.9	5,818.5
Reinsurance recoverable on unpaid losses	1,901.8	1,817.7
Gross reserve for losses and LAE, end of period	$8,001.7	$7,636.2

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $108.2 million and $56.2 million in 2026 and 2025, respectively.

2026

For the six months ended June 30, 2026, net favorable loss and LAE development was $108.2 million. Personal Lines favorable loss and LAE development of $42.5 million was primarily due to lower than expected catastrophe and non-catastrophe losses in the homeowners line. The favorable catastrophe development is related to lower than expected losses related to several convective storms across multiple states for accident year 2025, and to a lesser extent, accident year 2024. Specialty favorable loss and LAE development of $34.0 million was primarily due to lower than expected non-catastrophe and catastrophe losses in the Surety and Other division and in the Marine and Industrial Property division, and lower non-catastrophe losses in the E&S and Alternative Markets division. Core Commercial favorable loss and LAE development of $31.7 million was primarily due to lower than expected catastrophe and non-catastrophe losses in the commercial multiple peril line. The lower catastrophe losses were primarily related to several convective storms across multiple states from accident year 2025, and to a lesser extent, accident year 2024.

2025

For the six months ended June 30, 2025, net favorable loss and LAE development was $56.2 million. Specialty favorable loss and LAE development of $32.4 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines division and in the Marine and Industrial Property division. Core Commercial favorable loss and LAE development of $15.3 million was primarily due to lower than expected catastrophe losses in the commercial multiple peril line related to events from accident years 2023 through 2024, including several convective storms across multiple states and Winter Storm Elliot. Additionally, favorable development was due to lower than expected non-catastrophe losses in the workers’ compensation and commercial multiple peril lines, partially offset by higher than expected losses in the commercial automobile line. Personal Lines favorable loss and LAE development was primarily due to lower than expected catastrophe and non-catastrophe losses in the homeowners line.

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

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may address, among other things, our growth strategy; expected developments in our business, including losses and loss reserves; the impact of our routine reserve reviews; our expectations regarding our investment activities or results; our proposed actions in response to trends in our business; as well as our expectations, intentions and other statements that are not historical facts. Words such as: “believes,” “anticipates,” “expects,” “may,” “projections,” “outlook,” “intends,” “should,” “could,” “will,” “plan,” “goal,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” “designed,” “positioned,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any of our forward-looking statements. In addition to some of the factors in the discussion below, other important factors that could cause actual results to differ materially from those contained in forward-looking statements, are set forth in “Risk Factors” in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2025 Annual Report on Form 10-K.

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

During the six months ended June 30, 2026, our net income was $378.4 million, compared to $285.3 million for the six months ended June 30, 2025, an improvement of $93.1 million. This favorable change was primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $502.1 million for the six months ended June 30, 2026, compared to $396.3 million for the six months ended June 30, 2025, an improvement of $105.8 million. This increase was primarily due to improvements in current accident year losses, principally in Personal Lines, higher net investment income, earned premium growth and lower catastrophe losses.

Pre-tax catastrophe losses were $190.7 million for the six months ended June 30, 2026, compared to $203.1 million during the same period of 2025, a decrease of $12.4 million. The catastrophe losses in the first six months of 2026 were primarily due to severe convective storms across multiple states. Included in pre-tax catastrophe losses were $61.7 million and $18.0 million for the six months ended June 30, 2026 and 2025, respectively, of favorable prior year catastrophe reserve development. The favorable development in the first six months of 2026 largely related to 2025 catastrophe events. Net favorable development on prior years’ non-catastrophe loss reserves was $46.5 million for the six months ended June 30, 2026, compared to $38.2 million for the six months ended June 30, 2025, an increase of $8.3 million.

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

Net premiums written increased 5.7% in the first six months of 2026, compared to the same period in 2025, primarily due to renewal price increases and, to a lesser extent, an increase in new business volume. Operating income before interest expense and income taxes increased in the first six months of 2026, compared to the same period in 2025, primarily due to higher net investment income, improvements in current accident year underwriting results and lower catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 3.4% in the first six months of 2026, compared to the same period in 2025, primarily due to an increase in new business volume and, to a lesser extent, renewal price increases. Operating income before interest expense and income taxes increased in the first six months of 2026 compared to the same period in 2025, primarily due to lower catastrophe losses and higher net investment income. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 2.7% in the first six months of 2026, compared to the same period in 2025, primarily due to higher new business and, to a lesser extent, the impact of renewal price increases. Operating income before interest expense and income taxes increased in the first six months of 2026, compared to the same period in 2025, primarily due to improvement in current accident year underwriting results and higher favorable development on prior year reserves.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2026 was $191.6 million, compared to $157.1 million for the three months ended June 30, 2025, an increase of $34.5 million. This increase was primarily due to higher after-tax operating income of $30.5 million. Operating income before interest expense and income taxes was $251.9 million for the three months ended June 30, 2026, compared to $209.9 million for the three months ended June 30, 2025, an increase of $42.0 million. This increase was primarily due to lower catastrophe losses, higher net investment income and improvements in current accident year underwriting results, driven by Personal Lines.

Consolidated net income for the six months ended June 30, 2026 was $378.4 million, compared to $285.3 million for the six months ended June 30, 2025, an increase of $93.1 million. This increase was primarily due to higher after-tax operating income of $77.2 million and, to a lesser extent, an improvement in net realized and unrealized investment gains and losses, from losses of $20.3 million in 2025 to gains of $0.5 million in 2026. Operating income before interest expense and income taxes was $502.1 million for the six months ended June 30, 2026, compared to $396.3 million for the six months ended June 30, 2025, an increase of $105.8 million. This increase was primarily due to improvements in current accident year losses, principally in Personal Lines, higher net investment income, earned premium growth and lower catastrophe losses.

The following table reflects operating income before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating income before interest expense and income taxes:
Core Commercial	$77.5	$83.9	$152.3	$110.7
Specialty	68.4	71.2	152.4	135.8
Personal Lines	104.9	57.4	194.1	151.6
Other	1.1	(2.6)	3.3	(1.8)
Operating income before interest expense and income taxes	251.9	209.9	502.1	396.3
Interest expense on debt	(10.1)	(8.6)	(20.9)	(17.1)
Operating income before income taxes	241.8	201.3	481.2	379.2
Income tax expense on operating income	(52.6)	(42.6)	(103.5)	(78.7)
Operating income	189.2	158.7	377.7	300.5
Non-operating items:
Net realized and unrealized investment gains (losses)	2.8	(2.5)	0.5	(20.3)
Income tax benefit (expense) on non-operating items	(0.6)	0.7	—	4.9
Income from continuing operations, net of taxes	191.4	156.9	378.2	285.1
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.2	0.2	0.2	0.2
Net income	$191.6	$157.1	$378.4	$285.3

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

The following table summarizes the results of operations for our combined reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating revenues:
Net premiums written	$1,656.8	$1,583.8	$3,216.5	$3,094.6
Net premiums earned	$1,597.6	$1,545.3	$3,168.2	$3,053.8
Net investment income	119.6	105.5	246.5	211.6
Fees and other income	6.2	6.1	12.4	12.5
Total operating revenues	1,723.4	1,656.9	3,427.1	3,277.9
Losses and operating expenses:
Losses and LAE	962.5	957.2	1,920.1	1,912.5
Amortization of deferred acquisition costs	338.0	319.0	671.2	632.9
Other operating expenses	171.0	170.8	333.7	336.2
Total losses and operating expenses	1,471.5	1,447.0	2,925.0	2,881.6
Operating income before interest expense and income taxes	$251.9	$209.9	$502.1	$396.3

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Operating income before interest expense and income taxes was $251.9 million for the three months ended June 30, 2026, compared to $209.9 million for the three months ended June 30, 2025, an improvement of $42.0 million. This increase was primarily due to lower catastrophe losses, higher net investment income and improvements in current accident year underwriting results, driven by Personal Lines.

Net premiums written increased $73.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in net premiums written was due to an increase in new business volume and the impact of renewal price increases.

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

	Three Months Ended June 30, 2026
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$661.7	$574.8	$579.3	4.6	63.2	32.5	95.7
Specialty	441.3	384.4	365.8	2.7	51.3	37.0	88.3
Personal Lines	725.3	697.6	652.5	8.5	62.6	26.3	88.9
Total	$1,828.3	$1,656.8	$1,597.6	5.7	60.2	31.0	91.2

	Three Months Ended June 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$622.4	$536.0	$554.3	4.1	60.1	32.9	93.0
Specialty	424.4	368.2	355.9	4.1	49.6	36.9	86.5
Personal Lines	705.8	679.6	635.1	11.1	70.5	25.0	95.5
Total	$1,752.6	$1,583.8	$1,545.3	7.0	61.9	30.6	92.5

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended June 30,
	2026					2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$49.0	$41.4	$114.7	$—	$205.1	$56.9	$49.9	$92.8	$—	$199.6
Prior year favorable loss and LAE reserve development on non-catastrophe losses	0.6	10.8	10.1	—	21.5	3.0	12.5	2.6	0.1	18.2
Prior year favorable catastrophe development	7.8	3.2	1.9	—	12.9	2.5	1.5	2.0	—	6.0
Current year catastrophe losses	(34.2)	(13.2)	(57.3)	—	(104.7)	(25.2)	(16.1)	(72.2)	—	(113.5)
Underwriting profit	23.2	42.2	69.4	—	134.8	37.2	47.8	25.2	0.1	110.3
Net investment income	55.3	27.2	33.3	3.8	119.6	47.7	24.3	30.2	3.3	105.5
Fees and other income	1.3	1.2	3.7	—	6.2	1.3	1.1	3.7	—	6.1
Other operating expenses	(2.3)	(2.2)	(1.5)	(2.7)	(8.7)	(2.3)	(2.0)	(1.7)	(6.0)	(12.0)
Operating income before interest expense and income taxes	$77.5	$68.4	$104.9	$1.1	$251.9	$83.9	$71.2	$57.4	$(2.6)	$209.9

Core Commercial

Core Commercial net premiums written were $574.8 million for the three months ended June 30, 2026, compared to $536.0 million for the three months ended June 30, 2025. The $38.8 million increase in net premiums written was primarily driven by renewal price increases and, to a lesser extent, an increase in new business volume.

Core Commercial underwriting profit for the three months ended June 30, 2026 was $23.2 million, compared to $37.2 million for the three months ended June 30, 2025, a decrease of $14.0 million. Catastrophe losses for the three months ended June 30, 2026 were $26.4 million, compared to $22.7 million for the three months ended June 30, 2025, an increase of $3.7 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $49.0 million for the three months ended June 30, 2026, compared to $56.9 million for the three months ended June 30, 2025. This $7.9 million decrease was due to higher current accident year losses in workers’ compensation and commercial multiple peril lines of business, partially offset by lower current accident year losses in the commercial automobile line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $384.4 million for the three months ended June 30, 2026, compared to $368.2 million for the three months ended June 30, 2025. The $16.2 million increase in net premiums written was primarily due to an increase in new business volume and, to a lesser extent, renewal price increases.

Specialty underwriting profit for the three months ended June 30, 2026 was $42.2 million, compared to $47.8 million for the three months ended June 30, 2025, a decrease of $5.6 million. Catastrophe losses for the three months ended June 30, 2026 were $10.0 million, compared to $14.6 million for the three months ended June 30, 2025, a decrease of $4.6 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $41.4 million for the three months ended June 30, 2026, compared to $49.9 million for the three months ended June 30, 2025. This $8.5 million decrease was primarily driven by higher current accident year losses in our Marine & Industrial Property division, partially offset by lower current accident year losses in our E&S and Alternative Markets division.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $697.6 million for the three months ended June 30, 2026, compared to $679.6 million for the three months ended June 30, 2025. The $18.0 million increase in net premiums written was primarily due to higher new business and, to a lesser extent, the impact of renewal price increases.

Net premiums written in the personal automobile line of business were $390.7 million for the three months ended June 30, 2026, compared to $389.3 million for the three months ended June 30, 2025, an increase of $1.4 million. Personal automobile PIF decreased by 1.5% since June 30, 2025. Net premiums written in the homeowners and other lines of business for the three months ended June 30, 2026 were $306.9 million, compared to $290.3 million for the three months ended June 30, 2025, an increase of $16.6 million. Homeowners PIF decreased by 1.6% since June 30, 2025.

Personal Lines underwriting profit for the three months ended June 30, 2026 was $69.4 million, compared to $25.2 million for the three months ended June 30, 2025, an increase of $44.2 million. Catastrophe losses for the three months ended June 30, 2026 were $55.4 million, compared to $70.2 million for the three months ended June 30, 2025, a decrease of $14.8 million. Net favorable development on prior years’ loss reserves for the three months ended June 30, 2026 was $10.1 million, compared to $2.6 million for the three months ended June 30, 2025, an increase of $7.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $114.7 million for the three months ended June 30, 2026, compared to $92.8 million for the three months ended June 30, 2025. This $21.9 million increase was primarily due to lower current accident year losses in our homeowners and other personal lines and, to a lesser extent, our personal automobile line.

We obtained renewal pricing increases of approximately 11% in our homeowners line and approximately 7% in our personal automobile line during the second quarter of 2026. Consistent with our expectations, PIF was down slightly compared to the end of 2025, and declined as compared to the first six months of 2025, driven by lower policies available to renew year over year from prior margin recapture actions taken. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had operating profit of $1.1 million for the three months ended June 30, 2026, compared to an operating loss of $2.6 million for the three months ended June 30, 2025, an increase of $3.7 million, due to lower expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating income before interest expense and income taxes was $502.1 million for the six months ended June 30, 2026, compared to $396.3 million for the six months ended June 30, 2025, an improvement of $105.8 million. This increase was primarily due to improvements in current accident year losses, principally in Personal Lines, higher net investment income, earned premium growth and lower catastrophe losses.

Net premiums written increased $121.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in net premiums written was due to renewal price increases and an increase in new business volume.

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

	Six Months Ended June 30, 2026
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,383.5	$1,205.2	$1,143.1	5.0	63.5	32.6	96.1
Specialty	873.7	751.1	725.7	2.7	49.6	36.7	86.3
Personal Lines	1,313.4	1,260.2	1,299.4	8.8	64.2	26.0	90.2
Total	$3,570.6	$3,216.5	$3,168.2	6.0	60.6	30.8	91.4

	Six Months Ended June 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,315.5	$1,140.6	$1,095.3	6.3	65.0	33.2	98.2
Specialty	848.8	726.5	695.5	4.2	50.1	36.9	87.0
Personal Lines	1,278.2	1,227.5	1,263.0	8.3	67.5	25.1	92.6
Total	$3,442.5	$3,094.6	$3,053.8	6.7	62.6	30.7	93.3

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Six Months Ended June 30,
	2026					2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$95.6	$92.9	$216.7	$—	$405.2	$81.6	$89.9	$186.6	$—	$358.1
Prior year favorable loss and LAE reserve development on non-catastrophe losses	2.2	25.0	19.3	—	46.5	4.3	28.4	5.4	0.1	38.2
Prior year favorable catastrophe development	29.5	9.0	23.2	—	61.7	11.0	4.0	3.0	—	18.0
Current year catastrophe losses	(86.3)	(28.6)	(137.5)	—	(252.4)	(79.7)	(33.3)	(108.1)	—	(221.1)
Underwriting profit	41.0	98.3	121.7	—	261.0	17.2	89.0	86.9	0.1	193.2
Net investment income	113.6	55.9	68.5	8.5	246.5	95.7	48.6	60.7	6.6	211.6
Fees and other income	2.7	2.4	7.3	—	12.4	2.6	2.4	7.4	0.1	12.5
Other operating expenses	(5.0)	(4.2)	(3.4)	(5.2)	(17.8)	(4.8)	(4.2)	(3.4)	(8.6)	(21.0)
Operating income before interest expense and income taxes	$152.3	$152.4	$194.1	$3.3	$502.1	$110.7	$135.8	$151.6	$(1.8)	$396.3

Core Commercial

Core Commercial net premiums written were $1,205.2 million for the six months ended June 30, 2026, compared to $1,140.6 million for the six months ended June 30, 2025. The $64.6 million increase in net premiums written was primarily driven by renewal price increases and, to a lesser extent, an increase in new business.

Core Commercial underwriting profit for the six months ended June 30, 2026 was $41.0 million, compared to $17.2 million for the six months ended June 30, 2025, an increase of $23.8 million. Catastrophe losses for the six months ended June 30, 2026 were $56.8 million, compared to $68.7 million for the six months ended June 30, 2025, a decrease of $11.9 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $95.6 million for the six months ended June 30, 2026, compared to $81.6 million for the six months ended June 30, 2025. This $14.0 million increase was primarily driven by earned premium growth and lower current accident year losses. Within current accident year losses, lower large property losses in our commercial multiple peril line were partially offset by higher losses in our workers’ compensation line of business.

Specialty

Specialty net premiums written were $751.1 million for the six months ended June 30, 2026, compared to $726.5 million for the six months ended June 30, 2025. The $24.6 million increase in net premiums written was primarily due to an increase in new business volume and renewal price increases.

Specialty underwriting profit for the six months ended June 30, 2026 was $98.3 million, compared to $89.0 million for the six months ended June 30, 2025, an increase of $9.3 million. Catastrophe losses for the six months ended June 30, 2026 were $19.6 million, compared to $29.3 million for the six months ended June 30, 2025, a decrease of $9.7 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $92.9 million for the six months ended June 30, 2026, compared to $89.9 million for the six months ended June 30, 2025. This $3.0 million increase was primarily driven by earned premium growth partially offset by higher current accident year losses. Within current accident year losses, higher losses in our Marine and Industrial Property division were partially offset by lower losses in our E&S and Alternative Markets division.

Personal Lines

Personal Lines net premiums written were $1,260.2 million for the six months ended June 30, 2026, compared to $1,227.5 million for the six months ended June 30, 2025. The $32.7 million increase in net premiums written was primarily due to higher new business and, to a lesser extent, the impact of renewal price increases.

Personal Lines underwriting profit for the six months ended June 30, 2026 was $121.7 million, compared to $86.9 million for the six months ended June 30, 2025, an increase of $34.8 million. Catastrophe losses for the six months ended June 30, 2026 were $114.3 million, compared to $105.1 million for the six months ended June 30, 2025, an increase of $9.2 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $216.7 million for the six months ended June 30, 2026, compared to $186.6 million for the six months ended June 30, 2025. This $30.1 million increase was primarily due to lower current accident year losses in our homeowners and other personal lines and, to a lesser extent, our personal automobile line, partially offset by higher performance-based agency compensation expenses.

Other

Our Other segment had operating profit of $3.3 million for the six months ended June 30, 2026, compared to operating loss of $1.8 million for the six months ended June 30, 2025, a favorable change of $5.1 million, due to lower expenses and higher net investment income.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,028.3	1,968.7
Prior year non-catastrophe loss development	(46.5)	(38.2)
Prior year catastrophe loss development	(61.7)	(18.0)
Total incurred losses and LAE	1,920.1	1,912.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	680.6	651.9
Prior years	1,044.5	1,073.5
Total payments	1,725.1	1,725.4
Net reserve for losses and LAE, end of period	6,099.9	5,818.5
Reinsurance recoverable on unpaid losses	1,901.8	1,817.7
Gross reserve for losses and LAE, end of period	$8,001.7	$7,636.2

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	June 30,	December 31,
(in millions)	2026	2025
Commercial multiple peril	$1,676.8	$1,618.3
Workers’ compensation	803.7	779.6
Commercial automobile	623.8	593.5
Other core commercial	933.5	869.9
Total Core Commercial	4,037.8	3,861.3
E&S and Alternative Markets	769.3	797.6
Professional and Executive Lines	671.9	656.0
Marine and Industrial Property	245.9	206.8
Surety and Other	80.2	72.5
Total Specialty	1,767.3	1,732.9
Personal automobile	1,673.0	1,689.3
Homeowners and Other	495.2	442.1
Total Personal Lines	2,168.2	2,131.4
Total Other	28.4	29.6
Total loss and LAE reserves	$8,001.7	$7,755.2

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

The following table summarizes prior year (favorable) unfavorable development by segment:

	Six Months Ended June 30,
	2026			2025
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$(2.2)	$(29.5)	$(31.7)	$(4.3)	$(11.0)	$(15.3)
Specialty	(25.0)	(9.0)	(34.0)	(28.4)	(4.0)	(32.4)
Personal Lines	(19.3)	(23.2)	(42.5)	(5.4)	(3.0)	(8.4)
Other	—	—	—	(0.1)	—	(0.1)
Total prior year favorable development	$(46.5)	$(61.7)	$(108.2)	$(38.2)	$(18.0)	$(56.2)

It is not possible to know whether the factors that affected loss reserves in the first six months of 2026 will also occur in future periods. We encourage you to read our 2025 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the six months ended June 30, 2026, favorable catastrophe loss development was $61.7 million, primarily due to lower than expected losses related to several convective storms across multiple states from accident year 2025, and to a lesser extent, accident year 2024, impacting our commercial multiple peril line in Core Commercial and our homeowners line in Personal Lines. In 2025, favorable catastrophe development was $18.0 million, primarily due to lower than expected losses related to events from accident year 2023, and to a lesser extent, accident year 2024, including several convective storms across multiple states and Winter Storm Elliot.

2026 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2026, net favorable loss and LAE development, excluding catastrophes, was $46.5 million. Specialty favorable loss and LAE development of $25.0 million was primarily due to lower than expected losses in our E&S and Alternative Markets, Marine & Industrial Property, and Surety and Other Specialty Lines divisions. Personal Lines favorable loss and LAE development of $19.3 million was primarily due to lower than expected losses in our homeowners property coverages.

2025 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2025, net favorable loss and LAE development, excluding catastrophes, was $38.2 million. Specialty favorable loss and LAE development of $28.4 million was primarily due to lower than expected losses in our Professional and Executive Lines and Marine & Industrial Property divisions. Within Personal Lines, lower than expected losses of $5.4 million were driven primarily by homeowners coverages. Core Commercial favorable loss and LAE development of $4.3 million was primarily due to favorable development in the workers’ compensation and commercial multiple peril lines, partially offset by unfavorable development in the commercial automobile line.

Asbestos and Environmental Reserves

As of June 30, 2026, we had $11.2 million of net asbestos and environmental reserves, comprised of $9.5 million of direct reserves and $1.7 million of assumed reinsurance pool reserves. This compares to net reserves of $10.5 million at December 31, 2025, comprised of $8.3 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment.

Reinsurance

We discuss our reinsurance coverage in the Reinsurance section of Part I – Item 1 – Business of our 2025 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to our reinsurance coverage from that reported in our 2025 Annual Report on Form 10-K.

2026 Reinsurance Program

For the first half of 2026, the property per risk excess of loss treaty provided coverage, on a per risk basis, up to $100 million, less a $3 million retention, with a co-participation for the second half of 2025 and the first half of 2026 of 45.75% for reinsurance placed in the $3 million to $5 million layer, 13.75% for reinsurance in the $5 million to $12.5 million layer, and no co-participation for reinsurance layers placed between $12.5 million and $100 million. Effective July 1, 2026, the property per risk excess of loss treaty expanded to provide coverage, on a per risk basis, up to $125 million while maintaining a $3 million retention. Co-participation declined to 39% for reinsurance placed in the $3 million to $5 million layer and to 9.5% for reinsurance in the $5 million to $12.5 million layer, and no co-participation for reinsurance layers placed between $12.5 million and $125 million.

For the first half of 2026, the core property catastrophe occurrence excess of loss reinsurance program provided coverage up to $1.9 billion, less a $200 million retention, with no co-participation. Additionally, coverage extended to $2.05 billion for Northeast named storm events, less a $200 million retention, with no co-participation. Effective July 1, 2026, this treaty expanded to provide coverage up to $2.05 billion, less a $200 million retention, with no co-participation across the program. A portion of the coverage is secured through reinsurance agreements supported by catastrophe bonds, as described in further detail below.

Catastrophe Bonds

We updated our catastrophe protection for all fifty states of the U.S. and the District of Columbia through an additional per occurrence excess of loss reinsurance agreement (the “2026 Agreement”) with Commonwealth Re Ltd. (“Commonwealth Re”), an independent company, licensed as a Special Purpose Insurer in Bermuda, providing coverage effective July 1, 2026. The 2026 Agreement qualifies for reinsurance accounting under applicable accounting guidance for reinsurance contracts. In connection with the 2026 Agreement, Commonwealth Re issued notes (generally referred to as “catastrophe bonds”) to unrelated investors. The proceeds of the notes have been deposited in a reinsurance trust account.

The 2026 Agreement provides us with coverage of up to $150.0 million for covered events through June 30, 2029. For a covered event, we are entitled to begin recovering amounts when covered losses in the covered area for a single occurrence reach the applicable attachment point, which is initially $1.1 billion. The $150.0 million coverage amount is available for 100% of the covered losses, until such losses reach a maximum level of $1.25 billion. The attachment level, the maximum level (or exhaustion level) and percentage of coverage under this agreement may be reset annually to adjust the expected loss of the layer within a predetermined range. The 2026 Agreement inures to the benefit of the reinsurance agreement with Commonwealth Re, which provided coverage effective July 1, 2025 (“2025 Agreement”). As such, coverage under the 2026 Agreement will apply first, and coverage under the 2025 Agreement is available once the 2026 Agreement is exhausted.

A reinsurance agreement with Commonwealth Re effective July 1, 2023 expired on June 30, 2026 without any losses incurred under the agreement.

See the “Reinsurance – Catastrophe Bonds” section of “Part I – Item 1 – Business” in our 2025 Annual Report on Form 10-K for more details, including a discussion of the structure of and accounting for Commonwealth Re.

Reinsurance Recoverables

Reinsurance recoverables were $2,078.9 million and $2,011.1 million at June 30, 2026 and December 31, 2025, respectively, of which $83.0 million and $62.6 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $33.9 million and $30.5 million at June 30, 2026 and December 31, 2025, respectively, and billable non-MCCA reinsurance recoverables totaled $49.1 million and $32.1 million at June 30, 2026 and December 31, 2025, respectively. Billed balances outstanding greater than 90 days at June 30, 2026 and December 31, 2025 were not material.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Fixed maturities	$114.4	$98.4	$223.6	$191.7
Limited partnerships	3.6	3.5	14.6	11.0
Mortgage loans	2.2	3.0	4.7	5.9
Equity securities	0.9	0.9	1.8	1.8
Other investments	2.4	3.4	9.8	8.7
Investment expenses	(3.9)	(3.7)	(8.0)	(7.5)
Net investment income	$119.6	$105.5	$246.5	$211.6
Earned yield, fixed maturities	4.45%	4.24%	4.44%	4.16%
Earned yield, total portfolio	4.28%	4.11%	4.39%	4.12%

The increase in net investment income for the three and six months ended June 30, 2026 was primarily due to the continued investment of operational cashflows and the impact of reinvesting at higher interest rates in the fixed maturity portfolio.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2026		December 31, 2025
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$10,061.1	90.1%	$9,536.5	82.9%
Limited partnerships and other investments	432.5	3.9	414.4	3.6
Mortgage and other loans	205.1	1.8	247.0	2.1
Equity securities, at fair value	203.3	1.8	184.8	1.6
Cash and cash equivalents	266.1	2.4	1,122.7	9.8
Total cash and investments	$11,168.1	100.0%	$11,505.4	100.0%

Cash and Investments

Total cash and investments decreased $337.3 million, or 2.9%, for the six months ended June 30, 2026 as compared to December 31, 2025. The decrease in total cash and investments was primarily due to the funding of financing activities, including our debt retirement, common stock repurchases and the funding of our dividend payments, as well as to net market value depreciation in our fixed maturity portfolio. These decreases were partially offset by the continued investment of cashflows from operations.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2026
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$476.7	$434.9	$(41.8)	$(6.0)
Foreign governments	A+	17.5	17.3	(0.2)	(0.4)
Municipals:
Taxable	AA	1,048.7	978.2	(70.5)	(6.6)
Tax-exempt	AA	24.1	24.9	0.8	—
Corporates	BBB+	4,560.3	4,515.2	(45.1)	(59.5)
Asset-backed:
Residential mortgage-backed	AA+	2,308.1	2,236.0	(72.1)	(21.7)
Commercial mortgage-backed	AAA	829.9	802.0	(27.9)	(7.6)
Other asset-backed	AA+	1,055.3	1,052.6	(2.7)	(8.5)
Total fixed maturities	A+	$10,320.6	$10,061.1	$(259.5)	$(110.3)

The change in net unrealized losses on fixed maturities was primarily driven by higher interest rates.

Amortized cost and fair value by rating category were as follows:

		June 30, 2026			December 31, 2025
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$8,166.4	$7,933.9	78.8%	$7,647.5	$7,501.7	78.7%
2	Baa	1,666.0	1,638.3	16.3	1,592.1	1,581.9	16.6
3	Ba	279.1	282.2	2.8	248.1	253.8	2.7
4	B	177.6	177.7	1.8	162.2	165.3	1.7
5	Caa and lower	30.9	28.7	0.3	35.4	33.8	0.3
6	In or near default	0.6	0.3	—	0.4	—	—
Total fixed maturities		$10,320.6	$10,061.1	100.0%	$9,685.7	$9,536.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at June 30, 2026 and December 31, 2025. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are directly or indirectly backed by the full faith and credit of the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

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

The duration of our fixed maturity portfolio was as follows:

	June 30, 2026			December 31, 2025
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,756.8	$1,755.8	17.4%	$1,862.2	$1,873.8	19.6%
2-4 years	2,825.6	2,783.2	27.7	2,514.7	2,523.5	26.5
4-6 years	2,417.7	2,334.7	23.2	2,538.1	2,470.4	25.9
6-8 years	2,768.3	2,681.4	26.7	2,309.6	2,246.9	23.6
8-10 years	331.8	317.6	3.1	331.6	320.3	3.3
10+ years	220.4	188.4	1.9	129.5	101.6	1.1
Total fixed maturities	$10,320.6	$10,061.1	100.0%	$9,685.7	$9,536.5	100.0%
Weighted average duration		4.5			4.3

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

Impairments

For the three months ended June 30, 2026, we recognized impairment losses of $2.3 million, consisting of $1.3 million on mortgage loans and $1.0 million on fixed maturities. For the six months ended June 30, 2026, we recognized impairment losses of $4.3 million, consisting of $2.8 million on mortgage loans and $1.5 million on fixed maturities. For both the three and six months ended June 30, 2025, we recognized net impairments of $2.9 million, consisting primarily of $2.6 million and $2.7 million on mortgage loans, respectively.

At June 30, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $9.0 million and $8.1 million, respectively. At June 30, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was not material.

The carrying value of fixed maturity securities on non-accrual status at June 30, 2026 was $2.1 million. The carrying value of mortgage loans on non-accrual status at June 30, 2026 was $7.1 million. We held no fixed maturities or mortgage loans on non-accrual status at December 31, 2025. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities and mortgage loans were not material for the periods ended June 30, 2026 and December 31, 2025. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at June 30, 2026 were $310.7 million, an increase of $43.5 million compared to December 31, 2025. This increase was primarily due to higher interest rates. At June 30, 2026, gross unrealized losses consisted primarily of $89.3 million on residential mortgage-backed securities, $74.2 million on corporate fixed maturities, $71.9 million on municipals, and $42.4 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	June 30, 2026	December 31, 2025
Due in one year or less	$0.7	$0.3
Due after one year through five years	69.9	41.6
Due after five years through ten years	87.4	94.6
Due after ten years	30.8	25.9
	188.8	162.4
Mortgage-backed and other asset-backed securities	121.9	104.8
Total fixed maturities	$310.7	$267.2

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

The U.S. economy continued to expand at a solid pace during the second quarter of 2026, reflecting a stable labor market despite continued, elevated inflation. The Federal Reserve maintained the federal funds target at a range of 3.50% to 3.75%. Heightened geopolitical risks continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of defaults on our fixed income investments, particularly with respect to non-investment grade debt securities. Although a rigorous credit analysis of our fixed income investments is performed, it is difficult to identify with specificity which issuers, industries or markets, if any, will be most affected. As a result, the value of our fixed maturity portfolio could change in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2026
Net realized and unrealized investment gains (losses)	$1.4	$0.6	$0.9	$(0.1)	$—	$2.8
Discontinued life businesses	—	—	—	—	0.2	0.2

2025
Net realized and unrealized investment gains (losses)	$(1.7)	$(0.9)	$(1.1)	$1.2	$—	$(2.5)
Discontinued life businesses	—	—	—	—	0.2	0.2

	Six Months Ended June 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2026
Net realized and unrealized investment gains (losses)	$0.7	$0.3	$0.5	$(1.0)	$—	$0.5
Discontinued life businesses	—	—	—	—	0.2	0.2

2025
Net realized and unrealized investment gains (losses)	$(9.7)	$(4.9)	$(6.3)	$0.6	$—	$(20.3)
Discontinued life businesses	—	—	—	—	0.2	0.2

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

Net realized and unrealized investment gains were $2.8 million for the three months ended June 30, 2026, compared to net realized and unrealized investment losses of $2.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, net realized and unrealized investment gains were primarily due to $10.8 million of appreciation in the fair value of our equity securities. These net unrealized investment gains were partially offset by $5.7 million of net realized investment losses from sales of fixed maturities and, to a lesser extent, $2.3 million related to impairment losses. For the three months ended June 30, 2025, net realized and unrealized investment losses were primarily due to $4.6 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, and, to a lesser extent, from impairment losses on investments, partially offset by changes in the fair value of equity securities.

Net realized and unrealized investment gains were $0.5 million for the six months ended June 30, 2026, compared to net realized and unrealized investment losses of $20.3 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net realized and unrealized investment gains were primarily due to $16.0 million of appreciation in the fair value of our equity securities. These net unrealized investment gains were partially offset by $11.3 million of net realized investment losses from sales of fixed maturities and, to a lesser extent, $4.3 million related to impairment losses. For the six months ended June 30, 2025, net realized and unrealized investment losses were primarily due to $23.4 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The provision for income taxes from continuing operations was an expense of $53.2 million and $41.9 million for the three months ended June 30, 2026 and 2025, respectively. These amounts resulted in consolidated effective tax rates of 21.7% and 21.1% on pre-tax income for the three months ended June 30, 2026 and 2025, respectively. These provisions include excess tax benefits, primarily related to stock-based compensation, of $0.9 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $54.1 million, or 22.1%, and $42.6 million, or 21.4%, for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 is primarily due to state income taxes.

The income tax provision on operating results was an expense of $52.6 million and $42.6 million for the three months ended June 30, 2026 and 2025, respectively. These provisions resulted in effective tax rates on operating income of 21.8% and 21.2% for the three months ended June 30, 2026 and 2025, respectively. These provisions reflect the aforementioned excess tax benefits related to stock-based compensation. Absent this item, the provision for income taxes would have been an expense of $53.5 million, or 22.1%, and $43.1 million, or 21.4%, for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 is primarily due to state income taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The provision for income taxes from continuing operations was an expense of $103.5 million and $73.8 million for the six months ended June 30, 2026 and 2025, respectively. These amounts resulted in consolidated effective tax rates of 21.5% and 20.6% on pre-tax income for the six months ended June 30, 2026 and 2025, respectively. These provisions include excess tax benefits, primarily related to stock-based compensation, of $2.9 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively. Absent excess tax benefits, the provision for income taxes would have been an expense of $106.4 million, or 22.1%, and $76.9 million, or 21.4%, for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026 is primarily due to state income taxes.

The income tax provision on operating results was an expense of $103.5 million and $78.7 million for the six months ended June 30, 2026 and 2025, respectively. These provisions resulted in effective tax rates on operating income of 21.5% and 20.8% for the six months ended June 30, 2026 and 2025, respectively. These provisions reflect the aforementioned excess tax benefits related to stock-based compensation. Absent this item, the provision for income taxes would have been an expense of $106.3 million, or 22.1%, and $81.2 million, or 21.4%, for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026 is primarily due to state income taxes.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2025 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2025 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	June 30,	December 31,
(in millions)	2026	2025
Total Statutory Capital and Surplus	$3,540.9	$3,337.9

The statutory capital and surplus for our insurance subsidiaries increased $203.0 million during the first six months of 2026. This increase was primarily due to operating profits, partially offset by the payment of a $180.0 million dividend to its parent company.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of the business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first six months of 2026, Hanover Insurance provided dividends of $180.0 million to the holding company.

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

Net cash provided by operating activities was $331.1 million during the first six months of 2026, as compared to $245.5 million during the first six months of 2025. The $85.6 million increase in cash provided was primarily due to an increase in premiums received during the first six months of 2026 compared to the same period in 2025, partially offset by higher income tax payments.

Net cash used in investing activities was $600.0 million during the first six months of 2026, as compared to $334.4 million during the first six months of 2025. During the first six months of both 2026 and 2025, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $587.7 million during the first six months of 2026, as compared to $102.8 million during the first six months of 2025. During the first six months of 2026, cash used by financing activities primarily resulted from the redemption of $375.0 million aggregate principal amount of 4.50% senior unsecured debentures, $141.9 million of payments to repurchase shares of our common stock through the open market and, to a lesser extent, two quarterly dividend payments to our shareholders. During the first six months of 2025, cash used in financing activities primarily resulted from two quarterly dividend payments to our shareholders and, to a lesser extent, from repurchases of our common stock through the open market.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2026, we paid two quarterly dividends to shareholders, each for $0.95 per share and totaling $66.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At June 30, 2026, THG, as a holding company, held approximately $377.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), redemptions of short-term debt, interest on our senior and subordinated debentures, and certain costs associated with benefits related to employees and agents of our former life insurance subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

On May 13, 2026, the Board of Directors authorized a new stock repurchase program, which provides for aggregate repurchases of our common stock of up to $700 million, and terminated the existing program. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2026, we repurchased approximately 0.8 million shares of which 0.2 million shares were under the new program and 0.6 million shares were under the prior program. Share repurchases totaled $142.9 million during the first six months of 2026. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances. As of June 30, 2026, we had approximately $667 million available for additional repurchases under this $700 million program.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At June 30, 2026, we had borrowing capacity of $323.1 million. There were no outstanding borrowings under this short-term facility at June 30, 2026; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. During the first six months of 2026, we had no borrowings under this credit agreement.

At June 30, 2026, we were in compliance with the covenants of our debt and credit arrangements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the first six months of 2026 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This document contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may address, among other things, our growth strategy; expected developments in our business, including losses and loss reserves; the impact of our routine reserve reviews; our expectations regarding our investment activities or results; our proposed actions in response to trends in our business; as well as our expectations, intentions and other statements that are not historical facts. Words such as: “believes,” “anticipates,” “expects,” “may,” “projections,” “outlook,” “intends,” “should,” “could,” “will,” “plan,” “goal,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” “designed,” “positioned,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2026 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. We cannot predict these new risk factors, nor can we assess the impact, if any, that they may have on our business in the future.

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
•
changes in regulatory, legislative, economic, market and political conditions, particularly with respect to rates, policy terms and conditions, the use of artificial intelligence (“AI”) and other technologies, privacy and data security, payment flexibility, and regions where we have geographical concentration;
•
volatile and unpredictable developments, including severe weather (whether arising from changing climate conditions or weather patterns, or otherwise) and other natural physical events, catastrophes, pandemics, civil unrest, war, global conflicts, and terrorist actions, and the uncertainty in estimating the resulting losses;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2026 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs(2)	(in millions)
April 1 - 30, 2026	80,690	$177.89	80,273	$72
May 1 - 31, 2026	120,732	$191.10	107,845	$687
June 1 - 30, 2026	102,655	$196.27	102,655	$667
Total	304,077	$189.34	290,773	$667

(1)
Includes 417 shares and 12,887 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended April 30 and May 31, respectively.
(2)
In May 2026, the Board authorized a new share repurchase program totaling $700 million, terminating the previously authorized repurchase program.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 21, 2026, Dennis F. Kerrigan, the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). His 10b5-1 trading plan provides for the exercise, and subsequent sale, of options to purchase an aggregate of 8,655 shares of the Company’s common stock. The options were granted in 2020. The 10b5-1 trading plan expires on May 19, 2027, or upon an earlier date if and when all the options are exercised and sold. The amount of shares actually sold will depend on the satisfaction of certain conditions as set forth in his 10b5-1 trading plan.

No other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2026.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

July 29, 2026	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

July 29, 2026	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer