Form 10-Q
period 2026-09-30
HANOVER INSURANCE GROUP, INC.
filed 2026-10-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock was 34,373,387 as of October 27, 2026.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Premiums	$1,611.5	$1,550.7	$4,779.7	$4,604.5
Net investment income	131.9	117.0	378.4	328.6
Net realized and unrealized investment gains (losses):
Net realized losses from sales and other	(8.3)	(20.3)	(18.6)	(43.7)
Net change in fair value of equity securities and other	(6.0)	11.4	9.1	17.4
Recoveries (impairments) on investments:
Credit-related	1.7	—	(1.3)	(2.5)
Intent to sell securities	(1.5)	(0.1)	(2.8)	(0.5)
Total recoveries (impairments) on investments	0.2	(0.1)	(4.1)	(3.0)
Total net realized and unrealized investment losses	(14.1)	(9.0)	(13.6)	(29.3)
Fees and other income	6.2	6.3	18.6	18.8
Total revenues	1,735.5	1,665.0	5,163.1	4,922.6
Losses and expenses
Losses and loss adjustment expenses	989.7	927.1	2,909.8	2,839.6
Amortization of deferred acquisition costs	344.1	324.9	1,015.3	957.8
Interest expense	10.0	11.6	30.9	28.7
Other operating expenses	171.4	174.3	505.1	510.5
Total losses and expenses	1,515.2	1,437.9	4,461.1	4,336.6
Income from continuing operations before income taxes	220.3	227.1	702.0	586.0
Income tax expense (benefit):
Current	53.6	35.5	160.2	111.9
Deferred	(5.6)	13.0	(8.7)	10.4
Total income tax expense	48.0	48.5	151.5	122.3
Income from continuing operations	172.3	178.6	550.5	463.7
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.3	0.1	0.5	0.3
Net income	$172.6	$178.7	$551.0	$464.0
Earnings per common share:
Basic:
Income from continuing operations	$4.96	$4.99	$15.74	$12.92
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.01	—	0.02	0.01
Net income per share	$4.97	$4.99	$15.76	$12.93
Weighted average shares outstanding	34.8	35.8	35.0	35.9
Diluted:
Income from continuing operations	$4.85	$4.90	$15.41	$12.70
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.01	—	0.02	—
Net income per share	$4.86	$4.90	$15.43	$12.70
Weighted average shares outstanding	35.5	36.4	35.7	36.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income	$172.6	$178.7	$551.0	$464.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(301.4)	88.3	(389.3)	255.8
Having credit losses recognized in the Consolidated Statements of Income	(0.2)	0.1	0.1	0.1
Total available-for-sale securities	(301.6)	88.4	(389.2)	255.9
Pension and postretirement benefits:
Net amount recognized as net periodic benefit cost	1.4	1.3	4.1	4.0
Long-duration insurance contracts:
Net change in market risk	2.8	(0.8)	3.4	(1.9)
Total other comprehensive income (loss), net of tax	(297.4)	88.9	(381.7)	258.0
Comprehensive income (loss)	$(124.8)	$267.6	$169.3	$722.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2026	2025
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $10,471.8 and $9,685.7)	$9,835.7	$9,536.5
Equity securities, at fair value	197.1	184.8
Other investments	638.6	661.4
Total investments	10,671.4	10,382.7
Cash and cash equivalents	506.3	1,122.7
Accrued investment income	84.0	80.1
Premiums and accounts receivable, net	1,998.9	1,861.3
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,170.9	2,011.1
Deferred acquisition costs	741.8	703.0
Deferred income tax asset	192.7	83.3
Goodwill	178.8	178.8
Other assets	419.4	439.3
Assets of discontinued businesses	79.5	83.6
Total assets	$17,043.7	$16,945.9
Liabilities
Loss and loss adjustment expense reserves	$8,219.9	$7,755.2
Unearned premiums	3,645.1	3,440.4
Expenses and taxes payable	743.6	806.7
Reinsurance premiums payable	49.0	45.2
Short-term debt	50.1	375.0
Long-term debt	794.1	843.3
Liabilities of discontinued businesses	100.4	108.6
Total liabilities	13,602.2	13,374.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	2,046.7	2,013.5
Accumulated other comprehensive loss	(553.1)	(171.4)
Retained earnings	4,191.7	3,741.6
Treasury stock at cost (26.0 and 25.1 million shares)	(2,244.4)	(2,012.8)
Total shareholders’ equity	3,441.5	3,571.5
Total liabilities and shareholders’ equity	$17,043.7	$16,945.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	2,032.0	1,993.9	2,013.5	1,973.6
Employee and director stock-based awards and other	14.7	10.7	33.2	31.0
Balance at end of period	2,046.7	2,004.6	2,046.7	2,004.6
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(203.9)	(236.0)	(116.3)	(403.5)
Net appreciation (depreciation) on available-for-sale securities	(301.6)	88.4	(389.2)	255.9
Balance at end of period	(505.5)	(147.6)	(505.5)	(147.6)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(51.6)	(52.5)	(54.3)	(55.2)
Net amount recognized as net periodic benefit cost	1.4	1.3	4.1	4.0
Balance at end of period	(50.2)	(51.2)	(50.2)	(51.2)
Long Duration Insurance Contracts:
Balance at beginning of period	(0.2)	1.3	(0.8)	2.4
Net change in market risk	2.8	(0.8)	3.4	(1.9)
Balance at end of period	2.6	0.5	2.6	0.5
Total accumulated other comprehensive loss	(553.1)	(198.3)	(553.1)	(198.3)
Retained Earnings
Balance at beginning of period	4,052.5	3,431.2	3,741.6	3,209.6
Cumulative effect of accounting change, net of taxes	—	—	—	1.9
Balance at beginning of period, as adjusted	4,052.5	3,431.2	3,741.6	3,211.5
Net income	172.6	178.7	551.0	464.0
Dividends to shareholders	(33.4)	(32.6)	(100.9)	(98.2)
Balance at end of period	4,191.7	3,577.3	4,191.7	3,577.3
Treasury Stock
Balance at beginning of period	(2,156.9)	(1,922.2)	(2,012.8)	(1,885.7)
Shares purchased at cost	(87.1)	(36.3)	(230.0)	(74.9)
Net shares reissued at cost under employee stock-based compensation plans and other	(0.4)	0.6	(1.6)	2.7
Balance at end of period	(2,244.4)	(1,957.9)	(2,244.4)	(1,957.9)
Total shareholders’ equity	$3,441.5	$3,426.3	$3,441.5	$3,426.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income	$551.0	$464.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses	13.8	29.8
Net amortization and depreciation	(5.1)	(3.3)
Stock-based compensation expense	30.4	27.8
Amortization of defined benefit plan costs	5.1	5.0
Deferred income tax expense (benefit)	(8.6)	10.4
Change in deferred acquisition costs	(38.8)	(45.5)
Change in premiums receivable, net of reinsurance premiums payable	(133.8)	(126.8)
Change in loss, loss adjustment expense and unearned premium reserves	665.6	468.6
Change in reinsurance recoverable	(160.0)	19.6
Change in expenses and taxes payable	(86.2)	(70.7)
Other, net	17.5	21.0
Net cash provided by operating activities	850.9	799.9
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,676.2	2,162.8
Proceeds from disposals of equity securities and other investments	100.1	72.8
Purchase of fixed maturities	(2,447.2)	(2,807.2)
Purchase of equity securities and other investments	(82.8)	(64.5)
Capital expenditures	(8.2)	(6.5)
Net cash used in investing activities	(761.9)	(642.6)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	18.0	13.7
Proceeds from issuance of debt, net	—	495.0
Dividends paid to shareholders	(99.5)	(96.9)
Repayment of debt	(375.0)	—
Repurchases of common stock	(228.3)	(74.6)
Other financing activities	(20.7)	(12.4)
Net cash (used in) provided by financing activities	(705.5)	324.8
Net change in cash and cash equivalents	(616.5)	482.1
Net change in cash related to discontinued operations	0.1	(1.9)
Cash and cash equivalents, beginning of period	1,122.7	435.5
Cash and cash equivalents, end of period	$506.3	$915.7

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2026
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$552.2	$—	$552.2	$—	$59.3	$492.9
Foreign governments	16.6	—	16.6	0.1	1.1	15.6
Municipals	1,100.8	—	1,100.8	0.1	112.0	988.9
Corporates	4,629.2	(0.7)	4,628.5	4.2	216.0	4,416.7
Residential mortgage-backed	2,340.8	—	2,340.8	2.0	187.5	2,155.3
Commercial mortgage-backed	663.8	—	663.8	—	46.8	617.0
Other asset-backed	1,169.1	—	1,169.1	0.3	20.1	1,149.3
Total fixed maturities	$10,472.5	$(0.7)	$10,471.8	$6.7	$642.8	$9,835.7

	December 31, 2025
		Allowance	Amortized Cost,	Gross	Gross
	Amortized	for Credit	Net of Allowance	Unrealized	Unrealized
(in millions)	Cost	Losses	for Credit Loses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$491.3	$—	$491.3	$2.4	$38.2	$455.5
Foreign governments	2.5	—	2.5	0.2	—	2.7
Municipals	910.8	—	910.8	4.1	67.2	847.7
Corporates	4,239.3	(0.2)	4,239.1	71.4	57.0	4,253.5
Residential mortgage-backed	2,472.2	—	2,472.2	32.4	82.8	2,421.8
Commercial mortgage-backed	610.2	—	610.2	1.0	21.3	589.9
Other asset-backed	959.6	—	959.6	6.5	0.7	965.4
Total fixed maturities	$9,685.9	$(0.2)	$9,685.7	$118.0	$267.2	$9,536.5

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At September 30, 2026 and December 31, 2025, fixed maturities with fair values of $316.5 million and $339.2 million, respectively, were held as collateral for the Federal Home Loan Bank (“FHLB”) collateralized borrowing program. Additionally, the Company deposits funds with various state governmental authorities and trustees. For a discussion of the Company’s deposits with these state governmental authorities and trustees, see Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	September 30, 2026
	Amortized Cost,
	Net of Allowance	Fair
(in millions)	for Credit Losses	Value
Due in one year or less	$200.9	$200.2
Due after one year through five years	2,590.5	2,466.1
Due after five years through ten years	2,942.0	2,743.9
Due after ten years	564.7	503.9
	6,298.1	5,914.1
Mortgage-backed and other asset-backed securities	4,173.7	3,921.6
Total fixed maturities	$10,471.8	$9,835.7

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2026 and December 31, 2025, including the length of time the securities have been in an unrealized loss position:

	September 30, 2026
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$3.8	$202.4	$55.5	$289.2	$59.3	$491.6
Foreign governments	1.1	13.8	—	—	1.1	13.8
Municipals	28.9	495.4	83.1	470.8	112.0	966.2
Corporates	138.9	3,284.1	62.7	534.2	201.6	3,818.3
Residential mortgage-backed	78.4	1,662.4	108.6	433.9	187.0	2,096.3
Commercial mortgage-backed	26.6	463.8	19.2	148.7	45.8	612.5
Other asset-backed	19.5	948.2	0.6	4.7	20.1	952.9
Total investment grade	297.2	7,070.1	329.7	1,881.5	626.9	8,951.6
Below investment grade:
Foreign governments	—	0.2	—	—	—	0.2
Corporates	9.4	251.5	5.0	33.3	14.4	284.8
Residential mortgage-backed	0.5	2.4	—	—	0.5	2.4
Commercial mortgage-backed	—	—	1.0	4.5	1.0	4.5
Other asset-backed	—	2.9	—	—	—	2.9
Total below investment grade	9.9	257.0	6.0	37.8	15.9	294.8
Total fixed maturities	$307.1	$7,327.1	$335.7	$1,919.3	$642.8	$9,246.4

	December 31, 2025
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$11.9	$38.2	$319.7	$38.2	$331.6
Municipals	0.6	56.3	66.6	550.3	67.2	606.6
Corporates	1.0	271.3	51.2	704.2	52.2	975.5
Residential mortgage-backed	0.5	128.7	82.3	521.7	82.8	650.4
Commercial mortgage-backed	0.5	122.5	20.0	284.3	20.5	406.8
Other asset-backed	0.5	82.9	0.2	24.3	0.7	107.2
Total investment grade	3.1	673.6	258.5	2,404.5	261.6	3,078.1
Below investment grade:
Corporates	2.2	37.5	2.6	34.8	4.8	72.3
Commercial mortgage-backed	—	—	0.8	4.9	0.8	4.9
Other asset-backed	—	1.3	—	—	—	1.3
Total below investment grade	2.2	38.8	3.4	39.7	5.6	78.5
Total fixed maturities	$5.3	$712.4	$261.9	$2,444.2	$267.2	$3,156.6

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Proceeds from sales	$256.5	$358.4	$1,044.5	$1,260.4
Gross gains	0.2	0.4	3.0	1.7
Gross losses	8.6	21.6	23.9	46.8

D. Impairments

For the three months ended September 30, 2026, net recoveries were de minimis. For the nine months ended September 30, 2026, the Company recognized impairment losses of $4.1 million, consisting of $3.3 million on fixed maturities and $0.8 million on mortgage loans. For the three months ended September 30, 2025, impairments were de minimis. For the nine months ended September 30, 2025, the Company recognized net impairment losses of $3.0 million, primarily related to mortgage loans.

At September 30, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $7.0 million and $8.1 million, respectively. At September 30, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was de minimis.

The following table provides a rollforward of the allowance for credit losses on mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Allowance for credit losses as of the beginning of the period	$9.0	$8.0	$8.1	$5.7
Additional credit losses on investments for which an allowance was previously recognized	—	0.3	2.8	2.9
Recoveries	(2.0)	—	(2.0)	—
Reductions for disposals	—	(0.1)	(1.9)	(0.4)
Allowance for credit losses as of the end of the period	$7.0	$8.2	$7.0	$8.2

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

E. Equity securities

Pre-tax net realized and unrealized gains (losses) on equity securities recognized in income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net realized and unrealized gains (losses) on equity securities recognized in income:
On securities sold during the period	$3.2	$—	$5.5	$0.6
On securities still held	(10.0)	11.2	3.7	16.1
Total net realized and unrealized gains (losses) on equity securities recognized in income	$(6.8)	$11.2	$9.2	$16.7

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through Accumulated Other Comprehensive Loss:
Fixed maturities	$9,835.7	$9,835.7	$9,536.5	$9,536.5
Fair Value through Net Income:
Equity securities	197.1	197.1	184.8	184.8
Other investments	78.5	78.5	80.9	80.9
Amortized Cost/Cost:
Other investments	222.1	210.9	282.8	274.5
Cash and cash equivalents	506.3	506.3	1,122.7	1,122.7
Total financial instruments	$10,839.7	$10,828.5	$11,207.7	$11,199.4

Financial Liabilities carried at:
Amortized Cost:
Debt	$844.2	$788.4	$1,218.3	$1,206.6

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models, used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first nine months of 2026 and 2025, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$492.9	$384.8	$108.1	$—
Foreign governments	15.6	—	15.6	—
Municipals	988.9	—	982.5	6.4
Corporates	4,416.7	—	4,416.7	—
Residential mortgage-backed, U.S. agency backed	1,724.4	—	1,724.4	—
Residential mortgage-backed, non-agency	430.9	—	430.9	—
Commercial mortgage-backed	617.0	—	612.5	4.5
Other asset-backed	1,149.3	—	1,149.3	—
Total fixed maturities	9,835.7	384.8	9,440.0	10.9
Equity securities	197.1	183.4	—	13.7
Other investments	16.9	—	13.5	3.4
Total investment assets at fair value	$10,049.7	$568.2	$9,453.5	$28.0

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$455.5	$331.1	$124.4	$—
Foreign governments	2.7	—	2.7	—
Municipals	847.7	—	840.3	7.4
Corporates	4,253.5	—	4,253.5	—
Residential mortgage-backed, U.S. agency backed	1,903.2	—	1,903.2	—
Residential mortgage-backed, non-agency	518.6	—	518.6	—
Commercial mortgage-backed	589.9	—	585.0	4.9
Other asset-backed	965.4	—	965.4	—
Total fixed maturities	9,536.5	331.1	9,193.1	12.3
Equity securities	184.8	164.3	—	20.5
Other investments	16.8	—	13.4	3.4
Total investment assets at fair value	$9,738.1	$495.4	$9,206.5	$36.2

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2026 and December 31, 2025, the fair values of these investments were $61.6 million and $64.1 million, respectively, and were less than 1% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506.3	$506.3	$—	$—
Other investments	210.9	—	6.1	204.8
Total financial instruments	$717.2	$506.3	$6.1	$204.8

Liabilities:
Debt	$788.4	$—	$788.4	$—

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,122.7	$1,122.7	$—	$—
Other investments	274.5	—	6.1	268.4
Total financial instruments	$1,397.2	$1,122.7	$6.1	$268.4

Liabilities:
Debt	$1,206.6	$—	$1,206.6	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Three Months Ended September 30, 2026
Balance July 1, 2026	$6.7	$4.7	$11.4	$23.7	$35.1
Total losses:
Included in net realized and unrealized investment gains (losses)	—	—	—	(6.4)	(6.4)
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.1)	(0.1)	(0.2)	—	(0.2)
Settlements	(0.2)	(0.1)	(0.3)	(0.2)	(0.5)
Balance September 30, 2026	$6.4	$4.5	$10.9	$17.1	$28.0
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.1)	$(0.1)	$(0.2)	$—	$(0.2)

Three Months Ended September 30, 2025
Balance July 1, 2025	$7.5	$5.1	$12.6	$25.5	$38.1
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	0.4	0.4
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.1	0.1	0.2	—	0.2
Settlements	(0.1)	(0.2)	(0.3)	—	(0.3)
Balance September 30, 2025	$7.5	$5.0	$12.5	$25.9	$38.4
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.1	$0.1	$0.2	$—	$0.2

	Fixed Maturities
(in millions)	Municipals	Commercial mortgage- backed	Total	Equities and Other	Total Assets
Nine Months Ended September 30, 2026
Balance January 1, 2026	$7.4	$4.9	$12.3	$23.9	$36.2
Total losses:
Included in net realized and unrealized investment gains (losses)	—	—	—	(6.3)	(6.3)
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	(0.1)	(0.1)	(0.2)	—	(0.2)
Purchase	—	—	—	0.3	0.3
Issuance	—	—	—	0.1	0.1
Settlements	(0.9)	(0.3)	(1.2)	(0.9)	(2.1)
Balance September 30, 2026	$6.4	$4.5	$10.9	$17.1	$28.0
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$(0.1)	$(0.1)	$(0.2)	$—	$(0.2)

Nine Months Ended September 30, 2025
Balance January 1, 2025	$7.6	$5.9	$13.5	$24.7	$38.2
Total gains:
Included in net realized and unrealized investment gains (losses)	—	—	—	1.2	1.2
Included in other comprehensive income (loss) - changes in net unrealized gains (losses) on investment securities	0.3	0.3	0.6	—	0.6
Settlements	(0.4)	(1.2)	(1.6)	—	(1.6)
Balance September 30, 2025	$7.5	$5.0	$12.5	$25.9	$38.4
Changes in net unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at the end of the period	$0.3	$0.3	$0.6	$—	$0.6

There were no securities transferred between Level 2 and Level 3 during the three and nine months ended September 30, 2026 and 2025. The Company held no Level 3 liabilities for the nine months ended September 30, 2026 and 2025.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Valuation of $4.6 million for equity securities based on dealer quotes for which there was lack of transparency as to inputs used to develop the valuation have been excluded.

			September 30, 2026		December 31, 2025
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipals	Discounted cash flow	Discount for: Small issue size	$6.4	6.8 - 6.8%	$7.4	6.8 - 6.8%
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Lease structure	4.5	5.0% (5.0%) 0.3% (0.3%)	4.9	5.0% (5.0%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.5	N/A	1.5	N/A
	Internal price based on financing round	Discount for: Market liquidity	7.6	27.0% (27.0%)	7.3	27.0% (27.0%)
Other	Discounted cash flow	Discount rate	3.4	18.6% (18.6%)	3.4	18.6% (18.6%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	September 30, 2026	December 31, 2025
Short-term:
Subordinated debentures maturing February 3, 2027	50.1	—
Senior debentures maturing April 15, 2026	—	375.0
Total short-term debt	50.1	375.0

Long-term:
Senior debentures maturing September 1, 2035	500.0	500.0
Senior debentures maturing September 1, 2030	300.0	300.0
Subordinated debentures maturing February 3, 2027	—	50.1
Total long-term debt principal	800.0	850.1
Unamortized debt issuance costs	(5.9)	(6.8)
Total long-term debt	794.1	843.3
Total debt	$844.2	$1,218.3

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

At September 30, 2026, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the nine months ended September 30, 2026 and 2025 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of U.S. federal and state income tax expense of $151.5 million and $122.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and are subject to U.S. federal and state income tax examinations for years after 2020.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
(in millions)	2026	2025
Interest cost	$4.7	$5.1
Expected return on plan assets	(4.6)	(4.7)
Recognized net actuarial loss	1.7	1.6
Net periodic pension cost	$1.8	$2.0

	Nine Months Ended September 30,
(in millions)	2026	2025
Interest cost	$14.2	$15.3
Expected return on plan assets	(13.8)	(14.2)
Recognized net actuarial loss	5.0	4.9
Net periodic pension cost	$5.4	$6.0

8. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended September 30,
	2026			2025
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(390.8)	$82.0	$(308.8)	$91.6	$(19.3)	$72.3
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	(0.6)	0.2	(0.4)	0.2	(0.1)	0.1
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	8.3	(2.1)	6.2	20.4	(4.4)	16.0
Amount of credit-related impairments (recoveries) on prior impairments recognized in the Consolidated Statements of Income	0.3	(0.1)	0.2	(0.1)	0.1	—
Amount of additional impairment losses recognized in the Consolidated Statements of Income	1.5	(0.3)	1.2	—	—	—
Net unrealized gains (losses)	(381.3)	79.7	(301.6)	112.1	(23.7)	88.4
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.7	(0.3)	1.4	1.7	(0.4)	1.3
Long-duration insurance contracts:
Net change in market risk	3.5	(0.7)	2.8	(1.0)	0.2	(0.8)
Other comprehensive (loss) income	$(376.1)	$78.7	$(297.4)	$112.8	$(23.9)	$88.9

	Nine Months Ended September 30,
	2026			2025
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$(514.8)	$108.1	$(406.7)	$279.9	$(58.9)	$221.0
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	(0.4)	0.1	(0.3)	0.4	(0.1)	0.3
Amount of losses realized from sales and other recognized in Consolidated Statements of Income	19.8	(4.6)	15.2	44.3	(10.0)	34.3
Amount of credit-related impairments (recoveries) recognized in the Consolidated Statements of Income	0.5	(0.1)	0.4	(0.3)	0.1	(0.2)
Amount of additional impairment losses recognized in the Consolidated Statements of Income	2.8	(0.6)	2.2	0.6	(0.1)	0.5
Net unrealized gains (losses)	(492.1)	102.9	(389.2)	324.9	(69.0)	255.9
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	5.1	(1.0)	4.1	5.0	(1.0)	4.0
Long-duration insurance contracts:
Net change in market risk	4.3	(0.9)	3.4	(2.4)	0.5	(1.9)
Other comprehensive (loss) income	$(482.7)	$101.0	$(381.7)	$327.5	$(69.5)	$258.0

Reclassifications out of accumulated other comprehensive (loss) income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive (Loss) Income Components	Comprehensive (Loss) Income				Where Net Income is Presented
Net unrealized losses on investment securities	$(8.3)	$(20.3)	$(19.6)	$(44.0)	Net realized losses from sales and other
	(1.8)	0.1	(3.3)	(0.1)	Recoveries (impairments) on investments
	(10.1)	(20.2)	(22.9)	(44.1)	Total before tax
	2.5	4.2	5.3	9.9	Income tax (expense) benefit
	(7.6)	(16.0)	(17.6)	(34.2)	Income from continuing operations
	—	(0.2)	(0.2)	(0.4)	Income from discontinued life businesses
	(7.6)	(16.2)	(17.8)	(34.6)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.7)	(1.7)	(5.1)	(5.0)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.4	1.0	1.0	Income tax (expense) benefit
	(1.4)	(1.3)	(4.1)	(4.0)	Income from continuing operations
Net change in market risk	0.2	—	0.7	0.3	Income from discontinued life businesses
	(0.1)	—	(0.2)	(0.1)	Income tax (expense) benefit
	0.1	—	0.5	0.2	Income from discontinued life businesses
Total reclassifications for the period	$(8.9)	$(17.5)	$(21.4)	$(38.4)	Net expense reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the nine months ended September 30, 2026 and 2025.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Marine and Industrial Property, Professional and Executive Lines, E&S and Alternative Markets, and Surety and Other. E&S and Alternative Markets includes coverages such as excess and surplus lines, program business (providing commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses) and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other segment includes earnings on holding company assets; holding company, public company governance and other expenses, including certain costs associated with retirement benefits related to employees and agents of the Company’s former life insurance subsidiaries; and run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

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

Summarized below is financial information with respect to the Company’s reporting segments.

	Three Months Ended
	September 30, 2026
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$582.2	$369.5	$659.8	$—	$1,611.5
Net investment income	60.5	30.5	36.8	4.1	131.9
Fees and other income	1.3	1.3	3.5	0.1	6.2
Total operating revenues	$644.0	$401.3	$700.1	$4.2	1,749.6
Net realized and unrealized investment losses					(14.1)
Total revenues					$1,735.5
Operating income (loss) before interest expense and income taxes:
Net premiums earned	$582.2	$369.5	$659.8	$—	$1,611.5
Losses and LAE:
Current accident year losses and LAE	352.4	176.5	369.4	—	898.3
Prior year unfavorable (favorable) development, excluding catastrophes	(3.0)	(14.8)	(0.7)	0.2	(18.3)
Current year catastrophe losses	49.9	14.8	57.0	—	121.7
Prior year favorable catastrophe development	(4.6)	(2.4)	(5.0)	—	(12.0)
Total losses and LAE	394.7	174.1	420.7	0.2	989.7
Amortization of deferred acquisition costs and other underwriting expenses(1)	191.8	136.8	174.1	—	502.7
Underwriting income (loss)	(4.3)	58.6	65.0	(0.2)	119.1
Net investment income	60.5	30.5	36.8	4.1	131.9
Fees and other income	1.3	1.3	3.5	0.1	6.2
Other segment items(2)	(2.0)	(2.3)	(1.7)	(6.8)	(12.8)
Operating income (loss) before interest expense and income taxes	$55.5	$88.1	$103.6	$(2.8)	244.4
Interest on debt					(10.0)
Operating income before income taxes					234.4
Non-operating income (loss) items:
Net realized and unrealized investment losses					(14.1)
Income before income taxes					$220.3

(1)
Includes expenses directly incurred by each reporting segment, as well as corporate and other general expenses that are allocated using a consistent and reasonable approach, generally based on net premiums earned.
(2)
Other segment items in Core Commercial, Specialty and Personal Lines primarily includes uncollectible premium charge-offs and non-insurance agency operating expenses, whereas other segment items in the Other segment includes operating costs related to holding company, public company governance and other expenses, as well as expenses from certain of THG’s former life insurance businesses, including defined benefit pension-related costs.

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
Non-operating income (loss) items:
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

	Nine Months Ended
	September 30, 2026
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total
Operating revenues:
Premiums	$1,725.3	$1,095.2	$1,959.2	$—	$4,779.7
Net investment income	174.1	86.4	105.3	12.6	378.4
Fees and other income	4.0	3.7	10.8	0.1	18.6
Total operating revenues	$1,903.4	$1,185.3	$2,075.3	$12.7	5,176.7
Net realized and unrealized investment losses					(13.6)
Total revenues					$5,163.1
Operating income before interest expense and income taxes:
Net premiums earned	$1,725.3	$1,095.2	$1,959.2	$—	$4,779.7
Losses and LAE:
Current accident year losses and LAE	1,024.2	541.8	1,108.2	—	2,674.2
Prior year unfavorable (favorable) development, excluding catastrophes	(5.2)	(39.8)	(20.0)	0.2	(64.8)
Current year catastrophe losses	136.2	43.4	194.5	—	374.1
Prior year favorable catastrophe development	(34.1)	(11.4)	(28.2)	—	(73.7)
Total losses and LAE	1,121.1	534.0	1,254.5	0.2	2,909.8
Amortization of deferred acquisition costs and other underwriting expenses(1)	567.5	404.3	518.0	—	1,489.8
Underwriting income (loss)	36.7	156.9	186.7	(0.2)	380.1
Net investment income	174.1	86.4	105.3	12.6	378.4
Fees and other income	4.0	3.7	10.8	0.1	18.6
Other segment items(2)	(7.0)	(6.5)	(5.1)	(12.0)	(30.6)
Operating income before interest expense and income taxes	$207.8	$240.5	$297.7	$0.5	746.5
Interest on debt					(30.9)
Operating income before income taxes					715.6
Non-operating income (loss) items:
Net realized and unrealized investment losses					(13.6)
Income before income taxes					$702.0

(1)
Includes expenses directly incurred by each reporting segment, as well as corporate and other general expenses that are allocated using a consistent and reasonable approach, generally based on net premiums earned.
(1)
Other segment items in Core Commercial, Specialty and Personal Lines primarily includes uncollectible premium charge-offs and non-insurance agency operating expenses, whereas other segment items in the Other segment includes operating costs related to holding company, public company governance and other expenses, as well as expenses from certain of THG’s former life insurance businesses, including defined benefit pension-related costs.

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
Non-operating income (loss) items:
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

The following table provides identifiable assets for the Company’s segments and discontinued operations:

(in millions)	September 30, 2026	December 31, 2025
Property and Casualty	$16,964.2	$16,862.3
Assets of discontinued businesses	79.5	83.6
Total	$17,043.7	$16,945.9

The Company reviews the assets of its insurance subsidiaries collectively and does not allocate them among the Core Commercial, Specialty, Personal Lines and Other segments.

10. Stock-based Compensation

As of September 30, 2026, there were 1,169,466 and 1,201,874 shares available for grant under The Hanover Insurance Group 2022 Long-Term Incentive Plan and 2023 Employee Stock Purchase plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Stock-based compensation expense	$12.3	$10.0	$30.4	$27.8
Tax benefit	(2.6)	(2.1)	(6.4)	(5.8)
Stock-based compensation expense, net of taxes	$9.7	$7.9	$24.0	$22.0

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2026 and 2025 is summarized below.

	Nine Months Ended September 30,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,094,462	$126.02	1,111,871	$117.43
Granted	148,066	173.56	140,393	161.82
Exercised	(268,252)	112.10	(148,623)	95.55
Forfeited or cancelled	(8,120)	162.61	(2,522)	149.73
Outstanding, end of period	966,156	136.86	1,101,119	125.97

Restricted Stock Units

The Company has issued time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after three years of continued employment.

The following table summarizes activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2026		2025
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	381,944	$144.61	386,712	$137.44
Granted	138,686	172.44	137,867	160.42
Vested	(130,398)	139.74	(121,405)	139.60
Forfeited	(14,966)	153.54	(15,025)	144.36
Outstanding, end of period	375,266	156.23	388,149	144.66
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	133,150	$153.78	126,211	$140.47
Granted	59,663	167.54	52,360	178.39
Vested	(55,764)	141.91	(31,052)	141.58
Forfeited	(4,273)	163.66	(14,369)	152.88
Outstanding, end of period	132,776	164.63	133,150	153.78

During the first nine months of 2026, the Company granted performance-based restricted stock units with a market-based modifier totaling 45,211 to certain members of senior management, which are reflected in the table above as performance and market-based restricted stock activity. Vesting of these stock units is based on a performance-based metric (adjusted return on equity), with a market-based modifier determined by relative total shareholder return (“TSR”) for a three-year period, as compared to a pre-determined group of Property and Casualty peer companies. The modifier may increase or decrease the payout by up to 20%. The fair value of the 2026 awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 240% of the shares disclosed for grant year 2026.

In the first nine months of 2025, the Company granted performance-based restricted stock units totaling 28,868, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined using a performance-based metric (adjusted return on equity). The Company also separately granted market-based awards totaling 23,492 in 2025, which are also included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is generally based on the relative TSR of the Company for a three-year period, as compared to a group of pre-determined Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. Units granted in 2025 have the potential to range from 0% to 200% of the shares disclosed.

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Basic shares used in the calculation of earnings per share	34.8	35.8	35.0	35.9
Dilutive effect of securities:
Employee stock options	0.3	0.3	0.3	0.3
Non-vested stock grants	0.4	0.3	0.4	0.3
Diluted shares used in the calculation of earnings per share	35.5	36.4	35.7	36.5
Per share effect of dilutive securities on income from continuing operations	$(0.11)	$(0.09)	$(0.33)	$(0.22)
Per share effect of dilutive securities on net income	$(0.11)	$(0.09)	$(0.33)	$(0.23)

For the three months ended September 30, 2026, diluted earnings per share does not exclude any shares of common stock issuable under the Company’s stock compensation plans. Diluted earnings per share for the nine months ended September 30, 2026 excludes 0.1 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for both the three and nine months ended September 30, 2025 excludes 0.1 million shares of common stock issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

On May 13, 2026, the Board of Directors authorized a new stock repurchase program, which provides for aggregate repurchases of the Company’s common stock of up to $700 million, and terminated the existing program. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2026, the Company repurchased approximately 1.2 million shares of which approximately 0.6 million shares were under the new program and approximately 0.6 million shares were under the prior program. Share repurchases through open market purchases totaled $230.0 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances. The Company had approximately $581 million available for additional repurchases at September 30, 2026.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,048.3	2,907.9
Prior years	(138.5)	(68.3)
Total incurred losses and LAE	2,909.8	2,839.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,191.6	1,124.3
Prior years	1,419.2	1,456.0
Total payments	2,610.8	2,580.3
Net reserve for losses and LAE, end of period	6,203.9	5,890.7
Reinsurance recoverable on unpaid losses	2,016.0	1,815.8
Gross reserve for losses and LAE, end of period	$8,219.9	$7,706.5

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $138.5 million and $68.3 million in 2026 and 2025, respectively.

2026

For the nine months ended September 30, 2026, net favorable loss and LAE development was $138.5 million. Specialty favorable loss and LAE development of $51.2 million was primarily due to lower than expected non-catastrophe and catastrophe losses in the Marine and Industrial Property division and the E&S and Alternative Markets division and, to a lesser extent, in the Surety and Other division. Personal Lines favorable loss and LAE development of $48.2 million was primarily due to lower than expected catastrophe and non-catastrophe losses in the homeowners line. Core Commercial favorable loss and LAE development of $39.3 million was primarily due to lower than expected catastrophe and non-catastrophe losses in the commercial multiple peril line. The lower catastrophe losses were primarily related to several convective storms across multiple states from accident year 2025, and to a lesser extent, accident year 2024.

2025

For the nine months ended September 30, 2025, net favorable loss and LAE development was $68.3 million. Specialty favorable loss and LAE development of $42.4 million was primarily due to lower than expected non-catastrophe losses in the Professional and Executive Lines, Marine and Industrial Property, and E&S and Alternative Markets divisions. Core Commercial favorable loss and LAE development of $16.5 million was primarily due to lower than expected non-catastrophe losses in the workers’ compensation line and lower than expected catastrophe and non-catastrophe losses in the commercial multiple peril line, partially offset by higher than expected non-catastrophe losses in the commercial automobile line. The favorable catastrophe development in the commercial multiple peril line was due to lower than expected catastrophe losses related to events from accident years 2023 through 2024, including several convective storms across multiple states and Winter Storm Elliot. Personal Lines favorable loss and LAE development was primarily due to lower than expected catastrophe and non-catastrophe losses in the homeowners line.

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

During the nine months ended September 30, 2026, our net income was $551.0 million, compared to $464.0 million for the nine months ended September 30, 2025, an improvement of $87.0 million. This favorable change was primarily due to higher after-tax operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $746.5 million for the nine months ended September 30, 2026, compared to $644.0 million for the nine months ended September 30, 2025, an improvement of $102.5 million. This increase was primarily due to lower current accident year losses, principally in Personal Lines, higher net investment income and earned premium growth, partially offset by higher catastrophe losses.

Pre-tax catastrophe losses were $300.4 million for the nine months ended September 30, 2026, compared to $249.3 million during the same period of 2025, an increase of $51.1 million. The catastrophe losses in the first nine months of 2026 were primarily due to severe convective storms across multiple states. Included in pre-tax catastrophe losses were $73.7 million and $18.0 million for the nine months ended September 30, 2026 and 2025, respectively, of favorable prior year catastrophe reserve development. The favorable development in the first nine months of 2026 largely related to 2025 catastrophe events. Net favorable development on prior years’ non-catastrophe loss reserves was $64.8 million for the nine months ended September 30, 2026, compared to $50.3 million for the nine months ended September 30, 2025, an increase of $14.5 million.

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

Net premiums written increased 5.3% in the first nine months of 2026, compared to the same period in 2025, primarily due to renewal price increases and, to a lesser extent, an increase in new business volume. Operating income before interest expense and income taxes increased in the first nine months of 2026, compared to the same period in 2025, primarily due to higher net investment income and improvements in current accident year underwriting results, partially offset by higher catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 3.3% in the first nine months of 2026, compared to the same period in 2025, primarily due to the impact of renewal price increases and, to a lesser extent, new business volume. Operating income before interest expense and income taxes increased in the first nine months of 2026 compared to the same period in 2025, primarily due to higher net investment income and improvements in current accident year underwriting results. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business, as appropriate.

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

Net premiums written increased 2.3% in the first nine months of 2026, compared to the same period in 2025, primarily due to higher new business and, to a lesser extent, the impact of renewal price increases. Operating income before interest expense and income taxes increased in the first nine months of 2026, compared to the same period in 2025, primarily due to improvements in current accident year underwriting results, higher favorable development on prior year reserves and higher net investment income, partially offset by an increase in catastrophe losses.

Description of Segments

Primary business operations include insurance products and services currently provided through four reporting segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Marine and Industrial Property, Professional and Executive Lines, E&S and Alternative Markets, and Surety and Other. E&S and Alternative Markets includes coverages such as excess and surplus lines, program business (providing commercial insurance to markets with specialized coverage or risk management need related to groups of similar businesses) and specialty general liability coverage. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. The Other segment includes earnings on holding company assets; holding company, public company governance and other expenses, including certain costs associated with retirement benefits related to employees and agents of the Company’s former life insurance subsidiaries; and our run-off direct asbestos and environmental business, run-off voluntary assumed property and casualty pools, and run-off product liability business.

We report interest expense on debt separately from the earnings of our reporting segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2026 was $172.6 million, compared to $178.7 million for the three months ended September 30, 2025, a decrease of $6.1 million. This decrease was primarily due to higher net realized and unrealized investment losses of $5.1 million. Operating income before interest expense and income taxes was $244.4 million for the three months ended September 30, 2026, compared to $247.7 million for the three months ended September 30, 2025, a decrease of $3.3 million. This decrease was primarily due to higher catastrophe losses, partially offset by improvements in current accident year underwriting results, driven by Personal Lines, and higher net investment income.

Consolidated net income for the nine months ended September 30, 2026 was $551.0 million, compared to $464.0 million for the nine months ended September 30, 2025, an increase of $87.0 million. This increase was primarily due to higher after-tax operating income of $74.7 million and, to a lesser extent, an improvement in net realized and unrealized investment losses of $15.7 million. Operating income before interest expense and income taxes was $746.5 million for the nine months ended September 30, 2026, compared to $644.0 million for the nine months ended September 30, 2025, an increase of $102.5 million. This increase was primarily due to lower current accident year losses, principally in Personal Lines, higher net investment income and earned premium growth, partially offset by higher catastrophe losses.

The following table reflects operating income before interest expense and income taxes for each reporting segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating income before interest expense and income taxes:
Core Commercial	$55.5	$65.1	$207.8	$175.8
Specialty	88.1	78.2	240.5	214.0
Personal Lines	103.6	101.1	297.7	252.7
Other	(2.8)	3.3	0.5	1.5
Operating income before interest expense and income taxes	244.4	247.7	746.5	644.0
Interest expense on debt	(10.0)	(11.6)	(30.9)	(28.7)
Operating income before income taxes	234.4	236.1	715.6	615.3
Income tax expense on operating income	(51.3)	(50.5)	(154.8)	(129.2)
Operating income	183.1	185.6	560.8	486.1
Non-operating items:
Net realized and unrealized investment losses	(14.1)	(9.0)	(13.6)	(29.3)
Income tax benefit on non-operating items	3.3	2.0	3.3	6.9
Income from continuing operations, net of taxes	172.3	178.6	550.5	463.7
Discontinued operations (net of taxes):
Income from discontinued life businesses	0.3	0.1	0.5	0.3
Net income	$172.6	$178.7	$551.0	$464.0

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

The following table summarizes the results of operations for our combined reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating revenues:
Net premiums written	$1,792.5	$1,738.9	$5,009.0	$4,833.5
Net premiums earned	$1,611.5	$1,550.7	$4,779.7	$4,604.5
Net investment income	131.9	117.0	378.4	328.6
Fees and other income	6.2	6.3	18.6	18.8
Total operating revenues	1,749.6	1,674.0	5,176.7	4,951.9
Losses and operating expenses:
Losses and LAE	989.7	927.1	2,909.8	2,839.6
Amortization of deferred acquisition costs	344.1	324.9	1,015.3	957.8
Other operating expenses	171.4	174.3	505.1	510.5
Total losses and operating expenses	1,505.2	1,426.3	4,430.2	4,307.9
Operating income before interest expense and income taxes	$244.4	$247.7	$746.5	$644.0

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Operating income before interest expense and income taxes was $244.4 million for the three months ended September 30, 2026, compared to $247.7 million for the three months ended September 30, 2025, a decrease of $3.3 million. This decrease was primarily due to higher catastrophe losses, partially offset by improvements in current accident year underwriting results, principally in Personal Lines, and higher net investment income.

Net premiums written increased $53.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in net premiums written was due to the impact of renewal price increases and, to a lesser extent, an increase in new business volume.

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

	Three Months Ended September 30, 2026
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$748.8	$648.9	$582.2	7.8	67.8	32.7	100.5
Specialty	450.4	391.6	369.5	3.4	47.1	36.9	84.0
Personal Lines	779.0	752.0	659.8	7.9	63.8	25.9	89.7
Total	$1,978.2	$1,792.5	$1,611.5	6.8	61.4	30.9	92.3

	Three Months Ended September 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$709.5	$620.3	$554.2	3.2	63.6	33.7	97.3
Specialty	437.7	379.2	353.9	1.7	47.7	37.2	84.9
Personal Lines	766.3	739.4	642.6	3.5	63.2	26.0	89.2
Total	$1,913.5	$1,738.9	$1,550.7	3.0	59.8	31.3	91.1

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended September 30,
	2026					2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$38.0	$56.2	$116.3	$—	$210.5	$30.8	$48.8	$87.8	$—	$167.4
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	3.0	14.8	0.7	(0.2)	18.3	1.2	10.0	0.9	—	12.1
Prior year favorable catastrophe development	4.6	2.4	5.0	—	12.0	—	—	—	—	—
Current year catastrophe losses	(49.9)	(14.8)	(57.0)	—	(121.7)	(17.8)	(6.0)	(22.4)	—	(46.2)
Underwriting profit (loss)	(4.3)	58.6	65.0	(0.2)	119.1	14.2	52.8	66.3	—	133.3
Net investment income	60.5	30.5	36.8	4.1	131.9	51.8	26.1	33.0	6.1	117.0
Fees and other income	1.3	1.3	3.5	0.1	6.2	1.3	1.3	3.7	—	6.3
Other operating expenses	(2.0)	(2.3)	(1.7)	(6.8)	(12.8)	(2.2)	(2.0)	(1.9)	(2.8)	(8.9)
Operating income (loss) before interest expense and income taxes	$55.5	$88.1	$103.6	$(2.8)	$244.4	$65.1	$78.2	$101.1	$3.3	$247.7

Core Commercial

Core Commercial net premiums written were $648.9 million for the three months ended September 30, 2026, compared to $620.3 million for the three months ended September 30, 2025. The $28.6 million increase in net premiums written was primarily due to the impact of renewal price increases and, to a lesser extent, an increase in new business volume, partially offset by the impact of higher reinsurance reinstatement premiums.

Core Commercial underwriting loss for the three months ended September 30, 2026 was $4.3 million, compared to an underwriting profit of $14.2 million for the three months ended September 30, 2025, a decrease of $18.5 million. Catastrophe losses for the three months ended September 30, 2026 were $45.3 million, compared to $17.8 million for the three months ended September 30, 2025, an increase of $27.5 million due to severe convective storms across multiple states.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $38.0 million for the three months ended September 30, 2026, compared to $30.8 million for the three months ended September 30, 2025. This $7.2 million increase was primarily driven by earned premium growth and lower current accident year losses, partially offset by the impact of higher reinsurance reinstatement premiums. Within current accident year losses, lower losses in commercial automobile and commercial multiple peril lines were partially offset by higher losses in the workers’ compensation line.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line.

Specialty

Specialty net premiums written were $391.6 million for the three months ended September 30, 2026, compared to $379.2 million for the three months ended September 30, 2025. The $12.4 million increase in net premiums written was primarily due to the impact of renewal price increases.

Specialty underwriting profit for the three months ended September 30, 2026 was $58.6 million, compared to $52.8 million for the three months ended September 30, 2025, an increase of $5.8 million. Catastrophe losses for the three months ended September 30, 2026 were $12.4 million, compared to $6.0 million for the three months ended September 30, 2025, an increase of $6.4 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $56.2 million for the three months ended September 30, 2026, compared to $48.8 million for the three months ended September 30, 2025. This $7.4 million increase was primarily due to lower current accident year losses, primarily in our E&S and Alternative Markets division, and earned premium growth.

We continue to manage underwriting performance through rate actions, risk selection and mitigation, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases and new business growth is affected by many factors, including regulatory activity and the competitive pricing environment.

Personal Lines

Personal Lines net premiums written were $752.0 million for the three months ended September 30, 2026, compared to $739.4 million for the three months ended September 30, 2025. The $12.6 million increase in net premiums written was primarily due to the impact of renewal price increases and, to a lesser extent, higher new business.

Net premiums written in the personal automobile line of business were $413.0 million for the three months ended September 30, 2026, compared to $416.5 million for the three months ended September 30, 2025, a decrease of $3.5 million. Personal automobile PIF decreased by 1.2% since September 30, 2025. Net premiums written in the homeowners and other lines of business for the three months ended September 30, 2026 were $339.0 million, compared to $322.9 million for the three months ended September 30, 2025, an increase of $16.1 million. Homeowners PIF decreased by 1.2% since September 30, 2025.

Personal Lines underwriting profit for the three months ended September 30, 2026 was $65.0 million, compared to $66.3 million for the three months ended September 30, 2025, a decrease of $1.3 million. Catastrophe losses for the three months ended September 30, 2026 were $52.0 million, compared to $22.4 million for the three months ended September 30, 2025, an increase of $29.6 million due to severe convective storms across multiple states.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $116.3 million for the three months ended September 30, 2026, compared to $87.8 million for the three months ended September 30, 2025. This $28.5 million increase was primarily due to lower current accident year losses in our homeowners line and, to a lesser extent, our personal automobile line.

We obtained renewal pricing increases of approximately 11% in our homeowners line and approximately 7% in our personal automobile line during the third quarter of 2026. Consistent with our expectations, PIF was down slightly compared to the end of 2025, and declined as compared to the first nine months of 2025, driven by lower policies available to renew year over year from prior margin recapture actions taken. Additionally, our Personal Lines net premiums written may be affected by price competition and the regulatory and overall macroeconomic environment. These factors may also affect our ability to maintain and improve underwriting results.

Other

Our Other segment had an operating loss of $2.8 million for the three months ended September 30, 2026, compared to an operating profit of $3.3 million for the three months ended September 30, 2025, a decrease of $6.1 million, due to higher expenses and lower net investment income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating income before interest expense and income taxes was $746.5 million for the nine months ended September 30, 2026, compared to $644.0 million for the nine months ended September 30, 2025, an improvement of $102.5 million. This increase was primarily due to lower current accident year losses, principally in Personal Lines, higher net investment income and earned premium growth, partially offset by higher catastrophe losses.

Net premiums written increased $175.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in net premiums written was due to the impact of renewal price increases and an increase in new business volume.

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

	Nine Months Ended September 30, 2026
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,132.3	$1,854.1	$1,725.3	5.9	65.0	32.7	97.7
Specialty	1,324.1	1,142.7	1,095.2	2.9	48.8	36.8	85.6
Personal Lines	2,092.4	2,012.2	1,959.2	8.5	64.0	26.0	90.0
Total	$5,548.8	$5,009.0	$4,779.7	6.3	60.9	30.9	91.8

	Nine Months Ended September 30, 2025
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$2,025.0	$1,760.9	$1,649.5	5.2	64.5	33.3	97.8
Specialty	1,286.5	1,105.7	1,049.4	3.4	49.3	37.0	86.3
Personal Lines	2,044.5	1,966.9	1,905.6	6.7	66.0	25.4	91.4
Total	$5,356.0	$4,833.5	$4,604.5	5.4	61.7	30.9	92.6

The following table summarizes U.S. GAAP underwriting results for our Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Nine Months Ended September 30,
	2026					2025
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$133.6	$149.1	$333.0	$—	$615.7	$112.4	$138.7	$274.4	$—	$525.5
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	5.2	39.8	20.0	(0.2)	64.8	5.5	38.4	6.3	0.1	50.3
Prior year favorable catastrophe development	34.1	11.4	28.2	—	73.7	11.0	4.0	3.0	—	18.0
Current year catastrophe losses	(136.2)	(43.4)	(194.5)	—	(374.1)	(97.5)	(39.3)	(130.5)	—	(267.3)
Underwriting profit (loss)	36.7	156.9	186.7	(0.2)	380.1	31.4	141.8	153.2	0.1	326.5
Net investment income	174.1	86.4	105.3	12.6	378.4	147.5	74.7	93.7	12.7	328.6
Fees and other income	4.0	3.7	10.8	0.1	18.6	3.9	3.7	11.1	0.1	18.8
Other operating expenses	(7.0)	(6.5)	(5.1)	(12.0)	(30.6)	(7.0)	(6.2)	(5.3)	(11.4)	(29.9)
Operating income before interest expense and income taxes	$207.8	$240.5	$297.7	$0.5	$746.5	$175.8	$214.0	$252.7	$1.5	$644.0

Core Commercial

Core Commercial net premiums written were $1,854.1 million for the nine months ended September 30, 2026, compared to $1,760.9 million for the nine months ended September 30, 2025. The $93.2 million increase in net premiums written was primarily driven by the impact of renewal price increases and an increase in new business volume.

Core Commercial underwriting profit for the nine months ended September 30, 2026 was $36.7 million, compared to $31.4 million for the nine months ended September 30, 2025, an increase of $5.3 million. Catastrophe losses for the nine months ended September 30, 2026 were $102.1 million, compared to $86.5 million for the nine months ended September 30, 2025, an increase of $15.6 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $133.6 million for the nine months ended September 30, 2026, compared to $112.4 million for the nine months ended September 30, 2025. This $21.2 million increase was primarily driven by earned premium growth and lower current accident year losses, partially offset by the impact of higher reinsurance reinstatement premiums. Within current accident year losses, lower large property losses in our commercial multiple peril line and, to a lesser extent, lower losses in our commercial automobile line were partially offset by higher losses in our workers’ compensation line of business.

Specialty

Specialty net premiums written were $1,142.7 million for the nine months ended September 30, 2026, compared to $1,105.7 million for the nine months ended September 30, 2025. The $37.0 million increase in net premiums written was primarily due to the impact of renewal price increases and higher new business volume.

Specialty underwriting profit for the nine months ended September 30, 2026 was $156.9 million, compared to $141.8 million for the nine months ended September 30, 2025, an increase of $15.1 million. Catastrophe losses for the nine months ended September 30, 2026 were $32.0 million, compared to $35.3 million for the nine months ended September 30, 2025, a decrease of $3.3 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $149.1 million for the nine months ended September 30, 2026, compared to $138.7 million for the nine months ended September 30, 2025. This $10.4 million increase was primarily driven by higher earned premium growth and improvements in current accident year losses. Within current accident year losses, lower losses in our E&S and Alternative Markets division were partially offset by higher losses in our Marine and Industrial Property and Professional and Executive Lines divisions.

Personal Lines

Personal Lines net premiums written were $2,012.2 million for the nine months ended September 30, 2026, compared to $1,966.9 million for the nine months ended September 30, 2025. The $45.3 million increase in net premiums written was primarily due to higher new business and, to a lesser extent, the impact of renewal price increases.

Personal Lines underwriting profit for the nine months ended September 30, 2026 was $186.7 million, compared to $153.2 million for the nine months ended September 30, 2025, an increase of $33.5 million. Catastrophe losses for the nine months ended September 30, 2026 were $166.3 million, compared to $127.5 million for the nine months ended September 30, 2025, an increase of $38.8 million. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2026 was $20.0 million, compared to $6.3 million for the nine months ended September 30, 2025, an increase of $13.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $333.0 million for the nine months ended September 30, 2026, compared to $274.4 million for the nine months ended September 30, 2025. This $58.6 million increase was primarily due to lower current accident year losses in our homeowners and other personal lines and, to a lesser extent, our personal automobile line, partially offset by higher performance-based agency compensation expenses.

Other

Our Other segment had operating profit of $0.5 million for the nine months ended September 30, 2026, compared to $1.5 million for the nine months ended September 30, 2025, a decrease of $1.0 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Gross reserve for losses and LAE, beginning of period	$7,755.2	$7,461.2
Reinsurance recoverable on unpaid losses	1,850.3	1,829.8
Net reserve for losses and LAE, beginning of period	5,904.9	5,631.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,048.3	2,907.9
Prior year non-catastrophe loss development	(64.8)	(50.3)
Prior year catastrophe loss development	(73.7)	(18.0)
Total incurred losses and LAE	2,909.8	2,839.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,191.6	1,124.3
Prior years	1,419.2	1,456.0
Total payments	2,610.8	2,580.3
Net reserve for losses and LAE, end of period	6,203.9	5,890.7
Reinsurance recoverable on unpaid losses	2,016.0	1,815.8
Gross reserve for losses and LAE, end of period	$8,219.9	$7,706.5

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	September 30,	December 31,
(in millions)	2026	2025
Commercial multiple peril	$1,789.2	$1,618.3
Workers’ compensation	820.4	779.6
Commercial automobile	636.2	593.5
Other core commercial	992.5	869.9
Total Core Commercial	4,238.3	3,861.3
E&S and Alternative Markets	755.2	797.6
Professional and Executive Lines	690.8	656.0
Marine and Industrial Property	261.4	206.8
Surety and Other	72.2	72.5
Total Specialty	1,779.6	1,732.9
Personal automobile	1,681.7	1,689.3
Homeowners and Other	492.9	442.1
Total Personal Lines	2,174.6	2,131.4
Total Other	27.4	29.6
Total loss and LAE reserves	$8,219.9	$7,755.2

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

The following table summarizes prior year (favorable) unfavorable development by segment:

	Nine Months Ended September 30,
	2026			2025
(in millions)	Non-Catastrophe Losses	Catastrophe Losses	Total	Non-Catastrophe Losses	Catastrophe Losses	Total
Core Commercial	$(5.2)	$(34.1)	$(39.3)	$(5.5)	$(11.0)	$(16.5)
Specialty	(39.8)	(11.4)	(51.2)	(38.4)	(4.0)	(42.4)
Personal Lines	(20.0)	(28.2)	(48.2)	(6.3)	(3.0)	(9.3)
Other	0.2	—	0.2	(0.1)	—	(0.1)
Total prior year favorable development	$(64.8)	$(73.7)	$(138.5)	$(50.3)	$(18.0)	$(68.3)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2026 will also occur in future periods. We encourage you to read our 2025 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the nine months ended September 30, 2026, favorable catastrophe loss development was $73.7 million, primarily due to lower than expected losses related to several convective storms across multiple states from accident year 2025, and to a lesser extent, accident year 2024, impacting our commercial multiple peril line in Core Commercial and our homeowners line in Personal Lines. In 2025, favorable catastrophe development was $18.0 million, primarily due to lower than expected losses related to events from accident year 2023, and to a lesser extent, accident year 2024, including several convective storms across multiple states and Winter Storm Elliot.

2026 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2026, net favorable loss and LAE development, excluding catastrophes, was $64.8 million. Specialty favorable loss and LAE development of $39.8 million was primarily due to lower than expected losses in our E&S and Alternative Markets, Marine & Industrial Property, and Surety and Other Specialty Lines divisions. Personal Lines favorable loss and LAE development of $20.0 million was primarily due to lower than expected losses in our homeowners property coverages.

2025 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2025, net favorable loss and LAE development, excluding catastrophes, was $50.3 million. Specialty favorable loss and LAE development of $38.4 million was primarily due to lower than expected losses in our Professional and Executive Lines, Marine & Industrial Property, and E&S and Alternative Markets divisions. Personal Lines favorable loss and LAE development of $6.3 million were driven primarily by homeowners coverages. Core Commercial favorable loss and LAE development of $5.5 million was primarily due to lower than expected losses in the workers’ compensation and commercial multiple peril lines, partially offset by higher than expected losses in the commercial automobile line.

Asbestos and Environmental Reserves

As of September 30, 2026, we had $10.1 million of net asbestos and environmental reserves, comprised of $8.5 million of direct reserves and $1.6 million of assumed reinsurance pool reserves. This compares to net reserves of $10.5 million at December 31, 2025, comprised of $8.3 million of direct reserves and $2.2 million of assumed reinsurance pool reserves. These assumed reinsurance pool reserves relate to pools in which we have terminated our participation, however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment.

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

Reinsurance Recoverables

Reinsurance recoverables were $2,170.9 million and $2,011.1 million at September 30, 2026 and December 31, 2025, respectively, of which $58.2 million and $62.6 million, respectively, represent billable recoverables. A reinsurance recoverable is billable after an eligible reinsured claim is paid by an insurer. Billable reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $29.8 million and $30.5 million at September 30, 2026 and December 31, 2025, respectively, and billable non-MCCA reinsurance recoverables totaled $28.4 million and $32.1 million at September 30, 2026 and December 31, 2025, respectively. Billed balances outstanding greater than 90 days at September 30, 2026 and December 31, 2025 were not material.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Fixed maturities	$119.2	$103.3	$342.8	$295.0
Limited partnerships	9.8	6.8	24.4	17.8
Mortgage loans	1.8	2.6	6.5	8.5
Equity securities	1.0	0.9	2.8	2.7
Other investments	4.4	7.1	14.2	15.8
Investment expenses	(4.3)	(3.7)	(12.3)	(11.2)
Net investment income	$131.9	$117.0	$378.4	$328.6
Earned yield, fixed maturities	4.58%	4.33%	4.49%	4.21%
Earned yield, total portfolio	4.60%	4.31%	4.45%	4.17%

The increase in net investment income for both the three and nine months ended September 30, 2026 was primarily due to the continued investment of operational cashflows and, to a lesser extent, the impact of reinvesting at higher interest rates in the fixed maturity portfolio and higher partnership income. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2026		December 31, 2025
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$9,835.7	88.0%	$9,536.5	82.9%
Limited partnerships and other investments	449.8	4.0	414.4	3.6
Equity securities, at fair value	197.1	1.8	184.8	1.6
Mortgage and other loans	188.8	1.7	247.0	2.1
Cash and cash equivalents	506.3	4.5	1,122.7	9.8
Total cash and investments	$11,177.7	100.0%	$11,505.4	100.0%

Cash and Investments

Total cash and investments decreased $327.7 million, or 2.8%, for the nine months ended September 30, 2026 as compared to December 31, 2025. The decrease in total cash and investments was primarily due to the funding of financing activities, including our debt retirement, common stock repurchases and the funding of our dividend payments, as well as net market value depreciation in our fixed maturity portfolio. These decreases were partially offset by the continued investment of cashflows from operations.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2026
(in millions) Investment Type	Weighted Average Quality	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Losses	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	AA+	$552.2	$492.9	$(59.3)	$(23.5)
Foreign governments	A+	16.6	15.6	(1.0)	(1.2)
Municipals:
Taxable	AA	1,077.7	967.5	(110.2)	(46.3)
Tax-exempt	AA	23.1	21.4	(1.7)	(2.5)
Corporates	BBB+	4,628.5	4,416.7	(211.8)	(226.2)
Asset-backed:
Residential mortgage-backed	AA+	2,340.8	2,155.3	(185.5)	(135.1)
Commercial mortgage-backed	AAA	663.8	617.0	(46.8)	(26.5)
Other asset-backed	AA+	1,169.1	1,149.3	(19.8)	(25.6)
Total fixed maturities	A+	$10,471.8	$9,835.7	$(636.1)	$(486.9)

The change in net unrealized losses on fixed maturities was primarily driven by higher interest rates.

Amortized cost and fair value by rating category were as follows:

		September 30, 2026			December 31, 2025
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$8,337.4	$7,792.7	79.2%	$7,647.5	$7,501.7	78.7%
2	Baa	1,638.2	1,559.5	15.8	1,592.1	1,581.9	16.6
3	Ba	288.5	282.6	2.9	248.1	253.8	2.7
4	B	177.9	174.7	1.8	162.2	165.3	1.7
5	Caa and lower	28.9	25.4	0.3	35.4	33.8	0.3
6	In or near default	0.9	0.8	—	0.4	—	—
Total fixed maturities		$10,471.8	$9,835.7	100.0%	$9,685.7	$9,536.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of our fixed maturity portfolio consisted of investment-grade securities at September 30, 2026 and December 31, 2025. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position. Our U.S. Treasury and government agencies fixed maturities are either directly backed by, or benefit from the support of, the U.S. government. Our municipal bonds include revenue bonds and general obligations of state and local issuers. Corporate fixed maturities include publicly traded and privately placed securities in the industrial, financial, and utility sectors. Residential mortgage-backed securities are structured securities that are collateralized by residential real estate loans and are primarily U.S. agency-backed. Our commercial mortgage-backed securities are structured securities that are collateralized by commercial real estate loans and are well-diversified by geography, property type, expected maturity and vintage year. Our other asset-backed securities are structured securities that are primarily collateralized by consumer and corporate borrowings, including collateralized loan obligations.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2026			December 31, 2025
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,690.0	$1,676.4	17.1%	$1,862.2	$1,873.8	19.6%
2-4 years	2,390.5	2,282.8	23.2	2,514.7	2,523.5	26.5
4-6 years	2,937.5	2,751.4	28.0	2,538.1	2,470.4	25.9
6-8 years	2,888.1	2,638.7	26.8	2,309.6	2,246.9	23.6
8-10 years	395.2	357.2	3.6	331.6	320.3	3.3
10+ years	170.5	129.2	1.3	129.5	101.6	1.1
Total fixed maturities	$10,471.8	$9,835.7	100.0%	$9,685.7	$9,536.5	100.0%
Weighted average duration		4.6			4.3

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

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and broadly diversified U.S. equity index exchange-traded funds.

Although we expect to invest new funds primarily in investment-grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in below investment-grade fixed maturities, limited partnerships, equity securities and other investment assets.

Impairments

For the three months ended September 30, 2026, net recoveries were de minimis. For the nine months ended September 30, 2026, we recognized impairment losses of $4.1 million, consisting of $3.3 million on fixed maturities and $0.8 million on mortgage loans. For the three months ended September 30, 2025, impairments were de minimis. For the nine months ended September 30, 2025, we recognized net impairment losses of $3.0 million, primarily related to mortgage loans.

At September 30, 2026 and December 31, 2025, the allowance for credit losses on mortgage loans was $7.0 million and $8.1 million, respectively. At September 30, 2026 and December 31, 2025, the allowance for credit losses on available-for-sale debt securities was de minimis.

The carrying value of mortgage loans on non-accrual status at September 30, 2026 was $7.1 million. The carrying value of fixed maturity securities on non-accrual status at September 30, 2026 was $2.5 million. We held no fixed maturities or mortgage loans on non-accrual status at December 31, 2025. The effects on income of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities and mortgage loans were de minimis for the periods ended September 30, 2026 and December 31, 2025. Any defaults in the fixed maturities or mortgage loan portfolios in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2026 were $642.8 million, an increase of $375.6 million compared to December 31, 2025. This increase was primarily due to higher interest rates. At September 30, 2026, gross unrealized losses consisted primarily of $216.0 million on corporate fixed maturities, $187.5 million on residential mortgage-backed securities, $112.0 million on municipals, and $59.3 million on U.S. government securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2026	December 31, 2025
Due in one year or less	$0.9	$0.3
Due after one year through five years	127.3	41.6
Due after five years through ten years	199.4	94.6
Due after ten years	60.8	25.9
	388.4	162.4
Mortgage-backed and other asset-backed securities	254.4	104.8
Total fixed maturities	$642.8	$267.2

The U.S. economy continued to expand at a solid pace during the third quarter of 2026, reflecting a stable labor market despite continued, elevated inflation. The Federal Reserve increased the Effective Federal Funds Rate by 0.25% in September 2026 to a target range of 3.75% to 4.00%. Heightened geopolitical risks continue to impact economic uncertainty, the extent of which is unknown. These risks, among others, may increase the likelihood of volatility in the market value of our investment holdings, including defaults on our fixed income investments particularly with respect to non-investment grade debt securities. Although rigorous analysis of our investment holdings is performed, it is difficult to identify with specificity which issuers, industries, or markets, if any, will be most affected. As a result, the value of our investment portfolio could change in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Our investment portfolio and shareholders’ equity can be significantly impacted by changes in market values of our securities. Market volatility could increase and defaults on fixed income investments could occur. As a result, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2026
Net realized and unrealized investment losses	$(5.0)	$(2.5)	$(3.1)	$(3.5)	$—	$(14.1)
Discontinued life businesses	—	—	—	—	0.3	0.3

2025
Net realized and unrealized investment gains (losses)	$(4.4)	$(2.2)	$(2.8)	$0.4	$—	$(9.0)
Discontinued life businesses	—	—	—	—	0.1	0.1

	Nine Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2026
Net realized and unrealized investment losses	$(4.3)	$(2.2)	$(2.6)	$(4.5)	$—	$(13.6)
Discontinued life businesses	—	—	—	—	0.5	0.5

2025
Net realized and unrealized investment gains (losses)	$(14.1)	$(7.1)	$(9.1)	$1.0	$—	$(29.3)
Discontinued life businesses	—	—	—	—	0.3	0.3

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

Net realized and unrealized investment losses were $14.1 million for the three months ended September 30, 2026, compared to net realized and unrealized investment losses of $9.0 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, net realized and unrealized investment losses were primarily due to $8.3 million of net realized investment losses from sales of fixed maturities and $6.8 million of net depreciation in the fair value of our equity securities. For the three months ended September 30, 2025, net realized and unrealized investment losses were primarily due to $20.3 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities.

Net realized and unrealized investment losses were $13.6 million for the nine months ended September 30, 2026, compared to net realized and unrealized investment losses of $29.3 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net realized and unrealized investment losses were primarily due to $19.6 million net realized investment losses from sales of fixed maturities and, to a lesser extent, $4.1 million of impairment losses, primarily on fixed maturities. These net unrealized investment losses were partially offset by $9.2 million of net appreciation in the fair value of our equity securities. For the nine months ended September 30, 2025, net realized and unrealized investment losses were primarily due to $43.7 million of net realized losses from sales of investments, primarily lower-yield fixed maturities, in consideration of expiring tax gains from 2022, partially offset by changes in the fair value of equity securities.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The provision for income taxes from continuing operations was an expense of $48.0 million and $48.5 million for the three months ended September 30, 2026 and 2025, respectively. These amounts resulted in consolidated effective tax rates of 21.8% and 21.4% on pre-tax income for the three months ended September 30, 2026 and 2025, respectively. These provisions include net excess tax benefits of $0.8 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, primarily related to stock-based compensation and tax planning strategies implemented in prior years. Absent net excess tax benefits, the provision for income taxes would have been an expense of $48.8 million for both the three months ended September 30, 2026 and 2025. The effective tax rate would have been 22.2% and 21.5% for the three months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 is primarily due to state income taxes.

The income tax provision on operating results was an expense of $51.3 million and $50.5 million for the three months ended September 30, 2026 and 2025, respectively. These provisions resulted in effective tax rates on operating income of 21.9% and 21.4% for the three months ended September 30, 2026 and 2025, respectively. These provisions reflect net excess tax benefits primarily related to stock-based compensation. Absent net excess tax benefits, the provision for income taxes would have been an expense of $51.8 million, or 22.1%, and $50.6 million, or 21.4%, for the three months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 is primarily due to state income taxes.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The provision for income taxes from continuing operations was an expense of $151.5 million and $122.3 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts resulted in consolidated effective tax rates of 21.6% and 20.9% on pre-tax income for the nine months ended September 30, 2026 and 2025, respectively. These provisions include net excess tax benefits of $3.7 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to stock-based compensation. Absent net excess tax benefits, the provision for income taxes would have been an expense of $155.2 million, or 22.1%, and $125.8 million, or 21.5%, for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 is primarily due to state income taxes.

The income tax provision on operating results was an expense of $154.8 million and $129.2 million for the nine months ended September 30, 2026 and 2025, respectively. These provisions resulted in effective tax rates on operating income of 21.6% and 21.0% for the nine months ended September 30, 2026 and 2025, respectively. These provisions reflect the aforementioned net excess tax benefits primarily related to stock-based compensation. Absent net excess tax benefits, the provision for income taxes would have been an expense of $158.1 million, or 22.1%, and $131.9 million, or 21.4%, for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 is primarily due to state income taxes.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2025 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2025 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2026	2025
Total Statutory Capital and Surplus	$3,700.8	$3,337.9

The statutory capital and surplus for our insurance subsidiaries increased $362.9 million during the first nine months of 2026. This increase was primarily due to operating profits, partially offset by the payment of a $180.0 million dividend to its parent company.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of the business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first nine months of 2026, Hanover Insurance provided dividends of $180.0 million to the holding company.

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

Net cash provided by operating activities was $850.9 million during the first nine months of 2026, as compared to $799.9 million during the first nine months of 2025. The $51.0 million increase in cash provided was primarily due to an increase in premiums received during the first nine months of 2026 compared to the same period in 2025, partially offset by higher income tax, and loss and LAE payments.

Net cash used in investing activities was $761.9 million during the first nine months of 2026, as compared to $642.6 million during the first nine months of 2025. During the first nine months of both 2026 and 2025, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $705.5 million during the first nine months of 2026, as compared to net cash provided by financing activities of $324.8 million during the first nine months of 2025. During the first nine months of 2026, cash used by financing activities primarily resulted from the redemption of $375.0 million aggregate principal amount of 4.50% senior unsecured debentures, $228.3 million of payments to repurchase shares of our common stock through the open market and, to a lesser extent, three quarterly dividend payments to our shareholders. During the first nine months of 2025, cash provided by financing activities primarily resulted from the issuance of $500.0 million aggregate principal amount of 5.50% senior unsecured debentures. Net proceeds from this debt issuance were partially offset by three quarterly dividend payments and repurchases of our common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2026, we paid three quarterly dividends to shareholders, each for $0.95 per share and totaling $99.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2026, THG, as a holding company, held approximately $243.0 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), redemptions of short-term debt, interest on our senior and subordinated debentures, certain costs associated with benefits related to employees and agents of our former life insurance subsidiaries and corporate governance expenses. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund short-term holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Volatility and uncertainty in the financial markets continue to affect the value of investments currently held by THG and its subsidiaries, many of which remain in unrealized loss positions. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including the securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, unforeseen business needs or other items may occur, which could cause us to have to sell those securities in a loss position before their values fully recover, resulting in a recognition of impairment charges in that time period.

On May 13, 2026, the Board of Directors authorized a new stock repurchase program, which provides for aggregate repurchases of our common stock of up to $700 million, and terminated the existing program. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2026, we repurchased approximately 1.2 million shares of which 0.6 million shares were under the new program and 0.6 million shares were under the prior program. Share repurchases totaled $230.0 million during the first nine months of 2026. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances. As of September 30, 2026, we had approximately $581 million available for additional repurchases under this $700 million program.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At September 30, 2026, we had borrowing capacity of $298.9 million. There were no outstanding borrowings under this short-term facility at September 30, 2026; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On July 21, 2023, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $150.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greatest of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted Term SOFR Rate plus one percent; each subject to a margin that ranges from 0.125% to 0.625% depending on our debt rating, or (ii) Adjusted SOFR Rate for the applicable interest period, plus a margin that ranges from 1.125% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios. During the first nine months of 2026, we had no borrowings under this credit agreement.

At September 30, 2026, we were in compliance with the covenants of our debt and credit arrangements.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2025, included in our Annual

Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the first nine months of 2026 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
operating difficulties and other unintended consequences from the introduction of new products, operational model transformation and redesign efforts, organizational changes, and related technology changes and applications, including the use of pricing models and AI, as well as new operating models, particularly as business processes become increasingly more digital;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2026 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2026	62,038	$221.12	46,000	$657
August 1 - 31, 2026	154,486	$225.87	154,456	$622
September 1 - 30, 2026	185,893	$223.37	185,713	$581
Total	402,417	$223.98	386,169	$581

(1)
Includes 16,038 shares, 30 shares, and 180 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31 and September 30, 2026, respectively.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

EX – 10.1+	The Hanover Insurance Group Retirement Savings Plan, as amended.
EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (embedded within EX – 101).

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 29, 2026	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

October 29, 2026	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer