Form 10-Q/A
period 2026-09-30
HANOVER INSURANCE GROUP, INC.
filed 2026-11-05
CIK 944695

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, which was filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2026 (the “Original Quarterly Report”). This Form 10-Q/A is being filed solely to file a revised Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and a revised Exhibit 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Exhibits 32.1 and 32.2 as originally filed incorrectly stated the period of the report as the second quarter of 2026 instead of the third quarter of 2026.

This Amendment does not amend, modify, or update any other portion of the Original Quarterly Report. Additionally, except as specifically referenced herein, this Amendment does not reflect any event occurring after the time the Original Quarterly Report was filed on October 29, 2026. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report.

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

The Hanover Insurance Group, Inc.
Registrant

November 5, 2026	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

November 5, 2026	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer